Form 10-Q
period 1996-03-31
ASSOCIATED GROUP INC
filed 1996-05-13
CIK 931183

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from  ________   to ______________


                         Commission File Number 0-24924

                         ------------------------------

                           THE ASSOCIATED GROUP, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                  51-0260858
     (State of Incorporation)              (I.R.S. Employer Identification No.)

 200 Gateway Towers, Pittsburgh, Pennsylvania             15222
  (Address of principal executive offices)             (Zip Code)

                                  412-281-1907
                         (Registrant's telephone number)


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes  |X|    No   |_|


The number of shares outstanding of each of the issuer's classes of common stock, as of May 9, 1996:

                        Common Stock, Class A         9,382,962
                        Common Stock, Class B         9,382,985

                                     PART I

                              FINANCIAL INFORMATION

                   THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                        March 31,   December 31,
                                                          1996          1995
                                                        ------------------------
                                                         (amounts in thousands)

ASSETS
Current assets:
  Cash and cash equivalents (approximates
   fair value)                                         $  1,480         $  1,018
  Accounts receivable, less allowance for
   doubtful accounts (March 31, 1996--$3,380,000;
   December 31, 1995--$183,000)                           3,544              626
  Notes receivable from foreign affiliates                  194              191
  Inventory held for resale                               1,496            1,311
  Prepaid expenses and other assets                       1,041              860
  Deferred income taxes                                   1,689            1,057
                                                       --------       ----------
                 Total current assets                     9,444            5,063

Property and equipment, net of accumulated
  depreciation and amortization (March 31, 1996--
  $22,384,000; December 31, 1995--$7,676,000)            26,294            3,117

Marketable equity securities, at fair value
  (cost:  March 31, 1996--$6,886,000;
  December 31, 1995--$6,898,000)                        499,083          540,082
Notes receivable from foreign affiliates                 19,420           11,240
Investments in wireless communications affiliates        13,963           13,602
Other noncurrent assets                                   6,292            1,367
                                                       --------       ----------

Total assets                                           $574,496         $574,471
                                                       ========       ==========


See notes to consolidated financial statements

                   THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                        March 31,   December 31,
                                                          1996          1995
                                                        ------------------------
                                                         (amounts in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $  4,691        $  4,681
  Other accrued expenses                                   2,240           1,297
  Due to cellular equipment vendor                        14,693            --
  Short-term obligations                                  39,890          33,470
  Current portion of long-term debt                        2,082            --
                                                        --------        --------
                 Total current liabilities                63,596          39,448

Deferred compensation                                      1,284           1,264
Long-term debt, excluding current portion                 10,238            --
Deferred income taxes                                    160,353         175,564
Minority interests                                         9,857             797

Commitments and contingencies                               --              --

Stockholders' equity:
  Preferred stock, par value $.01 per share;
   authorized 5,000,000 shares; none issued                 --              --
  Class A Common Stock, par value $.10 per share;
   authorized 100,000,000 shares; 9,382,962 shares
   issued and outstanding in 1996 and 1995                   938             938
  Class B Common Stock, par value $.10 per share;
   authorized 50,000,000 shares; 9,382,985 shares
   issued and outstanding in 1996 and 1995                   938             938
  Unrealized gain on marketable equity securities,
   net of deferred taxes (March 31, 1996--$172,269,000;
   December 31, 1995--$186,614,000)                      319,929         346,570
  Retained earnings                                        7,363           8,952
                                                        --------        --------
                 Total stockholders' equity              329,168         357,398
                                                        --------        --------

Total liabilities and stockholders' equity              $574,496        $574,471
                                                        ========        ========


See notes to consolidated financial statements

                   THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                    Three Months Ended March 31,
                                                       1996            1995
                                                   -----------------------------
                                                   (amounts in thousands, except
                                                    share and per share amounts)

Revenues:
  Cellular communication services                  $      3,542    $       --
  Microwave communication services                          420             482
  Radio broadcasting                                        342             400
  Art gallery sales                                         132             319
                                                   ------------    ------------
                                                          4,436           1,201

Costs and expenses:
  Cost of sales:
   Cellular communication services                        1,904            --
   Microwave communication services                         194             191
   Radio broadcasting                                       165             131
   Art gallery sales                                         96             270
  Direct research and development expenses                1,728           1,008
  Sales, general and administrative expenses              4,188           2,575
  Depreciation and amortization expense                   1,268             347
                                                   ------------    ------------
                                                          9,543           4,522
                                                   ------------    ------------
Operating loss                                           (5,107)         (3,321)

Equity in loss of affiliates                               (327)           (670)

Other income (expense):
  Gain on sale of marketable equity securities            2,678            --
  Interest and dividend income                              696             474
  Interest expense                                       (1,194)           (302)
  Minority interests                                        850              (1)
                                                   ------------    ------------
                                                          3,030             171
                                                   ------------    ------------
Loss before income taxes                                 (2,404)         (3,820)

Income tax benefit                                          815           1,313
                                                   ------------    ------------
Net loss                                           $     (1,589)   $     (2,507)
                                                   ============    ============

Net loss per common share                          $       (.08)   $       (.13)

                                                   ============    ============

Weighted average common shares outstanding           18,765,947      18,765,947

See notes to consolidated financial statements

                   THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                    Three Months Ended March 31,
                                                         1996            1995
                                                    ----------------------------
                                                        (amounts in thousands)

Cash Flows From Operating Activities
  Net loss                                              $(1,589)        $(2,507)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                         1,268             347
    Provision for losses on accounts receivable             282               4
    Gain on sale of marketable equity securities         (2,678)           --
    Equity in loss of affiliates                            327             670
    Minority interests                                     (850)              1
    Provision for deferred income taxes                    (865)         (1,313)
    Change in assets and liabilities:
      Accounts receivable                                  (669)             37
      Inventory held for resale                              50             169
      Prepaid expenses and other assets                     139              92
      Accounts payable                                   (2,836)            170
      Accrued transaction expenses                         --            (5,433)
      Other accrued expenses                               (184)         (1,026)
      Deferred compensation                                  20              22
                                                        -------         -------
Net Cash Used In Operating Activities                    (7,585)         (8,767)

Cash Flows From Investing Activities
  Cash and cash equivalents resulting from
    consolidation of affiliate                              751            --
  Purchases of property and equipment                      (163)           (116)
  Proceeds from sale of marketable equity securities      2,690            --
  Repayments of notes receivable from foreign affiliates     25              15
  Increase in notes receivable from foreign affiliates     (815)           (442)
  Investments in wireless communications affiliates      (1,596)           (320)
  Other investing activities                               (428)            (26)
                                                        -------         -------
Net Cash Provided By (Used In) Investing Activities         464            (889)

Cash Flows From Financing Activities
  Repayment of short-term obligations                    (1,600)           --
  Proceeds from short-term obligations                    8,020           8,220
  Long-term debt repayment assumed by cellular
    equipment vendor                                     (2,845)           --
  Increase in due to cellular equipment vendor            3,191            --
  Repayment of long-term debt                              (170)           --
  Investment by minority interests                          987               1
                                                        -------         -------
Net Cash Provided By Financing Activities                 7,583           8,221
                                                        -------         -------


Net Increase (Decrease) In Cash And Cash Equivalents        462          (1,435)

Cash And Cash Equivalents At Beginning Of Period          1,018           1,919
                                                        -------         -------
Cash And Cash Equivalents At End Of Period              $ 1,480         $   484
                                                        =======         =======

See notes to consolidated financial statements

THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in The Associated Group, Inc. (the "Company," as used herein, includes all consolidated subsidiaries, unless the context otherwise indicates) Annual Report on Form 10-K for the year ended December 31, 1995. The audited financial statements of Grupo Portatel, S.A. de C.V. and Subsidiaries for the years ended December 31, 1995, 1994 and 1993 are included as Exhibit 99.1 to The Associated Group, Inc. Annual Report on Form 10-K for the year ended December 31, 1995.

Certain accounts in the financial statements for the 1995 period have been reclassified to conform to the financial statement presentation for the current period. These reclassifications have no effect on net loss.

2. CONSOLIDATION OF GRUPO PORTATEL, S.A. de C.V.

The Company, through a wholly owned subsidiary, Associated Communications of Mexico, Inc. ("ACM"), has a 30.2% interest in Grupo Portatel, S.A. de C.V. ("Grupo"), of which Portatel del Sureste, S.A. de C.V. ("Portatel"), a Mexican cellular telephone company, is a wholly owned subsidiary. Effective January 1, 1996, the Company and the other United States shareholder of Grupo have agreed to contribute their respective stock interests in Grupo, and their rights under an Association in Participation Agreement described below, to Grupo Holdings, L.L.C. ("Grupo Holdings"), a new joint venture limited liability company, in which the Company has a 61.6% controlling equity interest. Through December 31, 1995, the Company recorded its investment in Grupo using the equity method. As a result of the formation of Grupo Holdings and the effects of the Association in Participation Agreement described below, the Company has consolidated the financial statements of Grupo with the Company's financial statements as of January 1, 1996.

In June 1994, the Company entered into an Association in Participation Agreement ("AP Agreement") and a related Joint Venture Agreement (together, the "Grupo Documents") with the other United States shareholder of Grupo and one of the Mexican nationals to whom the Company has loaned funds for the acquisition of Grupo stock. The United States shareholder and the Mexican national have 18.8% and 1.7% direct equity interests in Grupo, respectively. Through the AP Agreement, the Mexican national, acting as the Active Partner (as defined in the AP Agreement), holds a 39.8% equity interest in Grupo. The Company and the other

United States shareholder are Silent Partners (as defined in the AP Agreement) in the AP Agreement. The Grupo Documents provide for the allocation to the parties to the Grupo Documents, at a given ratio, of proceeds received from distributions made by Grupo to its shareholders or from the sale of shares held pursuant to the AP Agreement, after adjustment to such proceeds for income tax liabilities and payment of capital advanced by the Silent Partners and related investment fees thereon (the "Distribution of Proceeds Provision"). In the event that the Active Partner, after consultation with the Silent Partners, votes in such a way that is against the express will of the Silent Partners, then the Active Partner's proceeds from the sale of Grupo will be reduced by 50%, in accordance with the Distribution of Proceeds Provision. Additionally, the Grupo Documents provide that in the event of a change in Mexican law which would allow for the Silent Partners to hold direct ownership in Grupo without any percentage limitation, then, at the option of the Silent Partners, the Silent Partners may cause the AP Agreement to be dissolved, and the Silent Partners' ownership increase in Grupo will be determined based upon an allocation methodology consistent with the Distribution of Proceeds Provision. As a result of a change in Mexican law, the Silent Partners have the ability to increase their direct percentage ownership in Grupo without any percentage limitation, subject to certain Mexican regulatory approvals which are routine in nature, and thus, are entitled at their option to cause the AP Agreement to be dissolved.

Excluding the effects of the AP Agreement and any dilution that may result from the debt to equity conversion discussed in Note 8, the Company has a 30.2% economic ownership interest and through Grupo Holdings controls a 49.0% voting interest in Grupo. Accordingly, through the AP Agreement and control of Grupo Holdings, the Company has sufficient control over the assets of Grupo such that the financial statements of Grupo have been consolidated with the Company's financial statements effective January 1, 1996. Upon closing of the agreement discussed in Note 8, excluding the effects of the AP Agreement, the Company's ownership interest in Grupo will be reduced to approximately 23.6%. Subsequent to this transaction, the Company will continue to exert sufficient control over Grupo to warrant consolidation of Grupo's financial statements.

As a result of the consolidation of Grupo's financial statements and the formation of Grupo Holdings, equity in loss of affiliates in the 1996 period no longer includes Grupo, and the Company's minority interests include third-party ownership interests of 69.8% and 38.4% for Grupo and Grupo Holdings, respectively. The Company's balance sheet includes $7,393,000 of notes receivable from foreign affiliates resulting from the formation of and initial contributions to Grupo Holdings by the minority member of Grupo Holdings. The consolidation of Grupo has no effect on the Company's consolidated net equity, consolidated net loss or per share data since its economic ownership percentage is the same regardless of consolidation of Grupo. The pro forma consolidated revenues of the Company for the three months ended March 31, 1995 would have been $4,834,000, assuming consolidation of Grupo as of January 1, 1995.

3. FOREIGN CURRENCY TRANSLATION

The financial statements of Grupo are translated from Mexican new pesos to U.S.

dollars in accordance with Financial Accounting Standards No. 52, "Foreign Currency Translation." Based upon the inflationary and political environment in Mexico, along with the economic dependency Grupo has had on its shareholders (including the Company) and the source of its cash outflows, the U.S. dollar has been utilized as the functional currency. Nonmonetary assets and liabilities have been translated at historical exchange rates and monetary assets and liabilities have been translated based on the current exchange rate. Revenues and expenses have been translated at the weighted average exchange rate in effect during the period. Foreign currency translation gains and losses are included in the statement of operations.

4. INVENTORY

Inventory, which consists of art prints of $1,286,000 and $1,311,000 at March 31, 1996 and December 31, 1995, respectively, and cellular telephones and related equipment of $210,000 and $0 at March 31, 1996 and December 31, 1995, respectively, is recorded at the lower of cost or market value. Cost of art prints is determined under the first-in, first-out method and cost of cellular telephones and related equipment is determined under the last-in, first-out method. Inventory is reported net of a market valuation reserve relating to art inventory of $1,582,000 at March 31, 1996 and December 31, 1995.

5. MARKETABLE EQUITY SECURITIES

The cost and market value of marketable equity securities classified as available for sale at March 31, 1996, are as follows:

                                                      Cost of    Market Value of
     Name of Issuer and                 Number of   Each Issue     Each Issue
     Title of Each Issue                 Shares    In Thousands   In Thousands
- - --------------------------------------------------------------------------------

Tele-Communications, Inc.:
   TCI Group Series A Common Stock    12,479,976     $ 3,839       $231,660
   TCI Group Series B Common Stock     7,071,852       1,268        130,829
   Liberty Media Group Series A
     Common Stock                      3,119,993       1,229         82,290
   Liberty Media Group Series B
     Common Stock                      1,767,963         410         50,497

General Communication, Inc.:
   Class A Common Stock                  416,000          12          2,496
   Class B Common Stock                  138,668           4            693

 Others                                  Various         124            618
                                                   -----------------------------
                                                     $ 6,886       $499,083
                                                   =============================

During March 1996, the Company sold its 41,598 shares of Tele-Communications, Inc. ("TCI") Class B 6% Cumulative Redeemable Exchangeable Junior Preferred Stock for pretax proceeds of approximately $2,690,000, and has recognized a gain on the sale of approximately $2,678,000. Subsequent to March 31, 1996 and through May 9, 1996, the Company has also sold 68,200 shares of General Communication, Inc. ("GCI") Class A Common Stock for pretax proceeds of approximately $536,000, and will recognize a gain on the sale of approximately $534,000 in the three months ended June 30, 1996.

Including the effects of the sale of marketable equity securities during the March 31, 1996 period, the decrease in the unrealized gain on marketable equity securities, net of tax, recorded as a separate component of stockholders' equity was $26,641,000 and $11,558,000 in the three months ended March 31, 1996 and 1995, respectively.

As of May 9, 1996, the aggregate market value of the marketable equity securities held by the Company declined to approximately $480,475,000, representing an approximate $18,199,000 decrease from March 31, 1996, net of approximately $409,000 relating to the March 31, 1996 market value of securities sold subsequent to March 31, 1996.

6. OTHER NONCURRENT ASSETS

At March 31, 1996, included in other noncurrent assets are amounts for preoperating expenses of Grupo of $1,413,000, net of accumulated amortization of $1,557,000, and amounts for the cost of concession rights granted to Portatel from the Mexican Ministry of Communications and Transportation ("SCT") to operate cellular telephone services in the southeast region of Mexico of $2,587,000, net of accumulated amortization of $938,000. The preoperating expenses are being amortized over a ten year period and the cost of concession rights is being amortized over twenty years, the life of the concession.

7. SHORT-TERM OBLIGATIONS

As of March 31, 1996, the Company has outstanding short-term obligations of $39,890,000 under its demand discretionary bank line of credit and a brokerage margin loan facility, with an aggregate of 4,819,994 shares of TCI Group Series A Common Stock pledged as security under the Company's credit facilities. Subsequent to March 31, 1996 and through May 9, 1996, an additional 600,000 shares of TCI Group Series A Common Stock were pledged, increasing the total number of shares pledged to 5,419,994.

8. LONG-TERM DEBT AND AMOUNTS DUE TO CELLULAR EQUIPMENT VENDOR

Portatel has long-term debt obligations under various credit facilities with a U.S. bank and various related parties (the "Portatel Credit Agreements"). Such long-term obligations are denominated in U.S. dollars and were incurred for working capital, including the purchase and construction of cellular infrastructure equipment. The outstanding debt under the Portatel Credit Agreements is guaranteed by a cellular equipment vendor of Portatel (the "Guarantor"). During 1995 and January 1996, Portatel failed to meet all of its debt obligations under such credit facilities. Accordingly, payments were made by the Guarantor to Portatel's lenders on Portatel's behalf. Such amounts are included in current liabilities at March 31, 1996. As a result of Portatel's failure to make such payments, the Guarantor had the right to require Grupo to transfer to the Guarantor 40% of the stock of Portatel held in trust as collateral for such guarantee, but did not exercise its right to acquire such shares. Grupo, Portatel and certain shareholders of Grupo (including the Company) entered into a Contribution Agreement with the Guarantor effective January 31, 1996 to convert the payments made in 1995 and January 1996 on behalf of Grupo into capital stock of Grupo. Closing under the Contribution Agreement is contingent upon certain Mexican regulatory consents and approvals. Upon closing, excluding the effects of the AP Agreement, the conversion provided for in the Contribution Agreement will result in a reduction of the Company's ownership interest in Grupo to approximately 23.6%. The Guarantor will continue to guarantee the remaining debt of Portatel secured by an approximate 30.7% equity interest in Portatel. In the event that Portatel is unable to make its remaining debt service payments, the Guarantor is obligated to do so on behalf of Portatel.

The remaining debt of Portatel is subdivided into various pieces, referred to as Tranches. The loans under Tranche I bear interest at the LIBOR rate plus 2.5%. Interest and principal are payable in semiannual installments through November 15, 2001. The loans under Tranche II bear interest at the LIBOR rate plus 6%. Interest and principal are payable in semiannual installments through September 25, 2001. The amounts outstanding under the Portatel Credit Agreements at March 31, 1996 are as follows:

                               Tranche I      Tranche II           Total
                               ---------      ----------           -----
Current                          $ 1,742          $  340         $ 2,082
Long-Term                          8,706           1,532          10,238
                                   -----          ------         -------
                                 $10,448          $1,872         $12,320
                                 =======          ======         =======

9. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest was approximately $380,000 and $283,000 for the three months ended March 31, 1996 and 1995, respectively. The Company made no federal and state income tax payments and through Grupo, paid approximately $158,000 in Mexican taxes during the three months ended March 31, 1996. The Company made no federal and state income tax payments in the three months ended March 31, 1995.

10. PER SHARE DATA

Weighted average common shares outstanding do not include common stock equivalents since their effect on the net loss per common share would be antidilutive.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS

      As of and for the three months ended March 31, 1996, the Company has consolidated the financial statements of Grupo, which investment was previously accounted for under the equity method (see Note 2 to the consolidated financial statements included elsewhere herein). As a result of the consolidation of Grupo and the formation of Grupo Holdings (see Note 2 to the consolidated financial statements included elsewhere herein), equity in loss of affiliates in the 1996 period no longer reflects Grupo, and the Company's minority interests include third-party ownership interests of 69.8% and 38.4% for Grupo and Grupo Holdings, respectively. In addition, the Company's balance sheet at March 31, 1996 reflects higher notes receivable from foreign affiliates due to the formation of and initial contributions to Grupo Holdings by the minority member of Grupo Holdings.

Financial Condition

      Currently, the Company is financing its cash requirements from two credit facilities: a $100,000,000 demand discretionary bank line of credit (the "line of credit") and a brokerage margin loan facility. The line of credit expires on November 16, 1996 and the Company presently anticipates renewal of such facility. Short-term obligations outstanding as of March 31, 1996 were $19,000,000 under the line of credit and $20,890,000 under the brokerage margin loan facility. The Company has one other brokerage margin loan facility available under which no borrowings were outstanding at March 31, 1996. The Company has pledged in the aggregate as of May 9, 1996, 5,419,994 shares of TCI Group Series A Common Stock as collateral, and borrowings under each of these credit facilities are limited to 50% of the market value of such stock pledged, with an additional 15% collateral requirement on the brokerage margin loan facility currently in use, if borrowings exceed $100,000,000, up to a maximum of $200,000,000. Based on the market value of the stock currently pledged, and outstanding short-term obligations of approximately $40,953,000 as of May 9, 1996, the Company's unused borrowing capacity under the three existing credit facilities is approximately $6,811,000. A significant portion of the Company's assets are liquid, and can be pledged as security for added borrowing capacity. Given the market value of the remaining shares of marketable equity securities that could potentially be pledged as additional security, the Company's three credit facilities provide for maximum additional borrowings of up to approximately $198,625,000 as of May 9, 1996. The Company's ability to meet cash needs in the near term for future development depends in large part on the value of its portfolio of securities. The Company periodically evaluates its financial position and alternative financing arrangements.

      In March 1996, the Company sold its 41,598 shares of TCI Class B 6% Cumulative Redeemable Exchangeable Junior Preferred Stock for pretax proceeds of approximately $2,690,000. The Company recognized a gain on the sale of approximately $2,678,000 in the first quarter of 1996. Subsequent to March 31, 1996 and through May 9, 1996, the Company has also sold 68,200 shares of General Communication, Inc. Class A Common Stock for pretax proceeds of approximately $536,000, and will recognize a gain on the sale of approximately $534,000 in the three months ended June 30, 1996. The Company will utilize current year losses and/or net operating loss carryforwards to offset the federal income taxes resulting from these gains. Proceeds from these sales were used for working capital and to fund the development of the Company's wireless technologies, as well as for the repayment of $1,600,000 of short-term obligations in March 1996.

      Portatel has long-term debt obligations under various credit facilities with a U.S. bank and various related parties (the "Portatel Credit Agreements"). Such long-term obligations are denominated in U.S. dollars and were incurred for working capital, including the purchase and construction of cellular infrastructure equipment. The outstanding debt under the Portatel Credit Agreements is guaranteed by a cellular equipment vendor of Portatel (the "Guarantor"). During 1995 and January 1996, Portatel failed to meet all of its debt obligations under such credit facilities. Accordingly, payments were made by the Guarantor to Portatel's lenders on Portatel's behalf. Such amounts are included in current liabilities at March 31, 1996. As a result of Portatel's failure to make such payments, the Guarantor had the right to require Grupo to transfer to the Guarantor 40% of the stock of Portatel held in trust as collateral for such guarantee, but did not exercise its right to acquire such shares. Grupo, Portatel and certain shareholders of Grupo (including the Company) entered into a Contribution Agreement effective

January 31, 1996 with the Guarantor to convert the payments made in 1995 and January 1996 on behalf of Grupo into capital stock of Grupo. Closing under the Contribution Agreement is contingent upon certain Mexican regulatory consents and approvals. Upon closing, excluding the effects of the AP Agreement, the conversion provided for in the Contribution Agreement will result in a reduction of the Company's ownership interest in Grupo from 30.2% to approximately 23.6%. The Guarantor will continue to guarantee the remaining debt of Portatel of $12,320,000 at March 31, 1996, secured by an approximate 30.7% equity interest in Portatel. In the event that Portatel is unable to make its remaining debt service payments, the Guarantor is obligated to do so on behalf of Portatel.

      Grupo and Portatel have no external available lines of credit as of March 31, 1996. The Company may be required to meet additional capital commitments with respect to its ownership interest in Grupo, and is committed to making additional loans to the Grupo stockholder who is a Mexican national and a party to the AP Agreement for a portion of any such capital commitments with respect to his ownership interest. The Company is required to make a payment in May 1996 of approximately $839,000 for such commitments. Such amount includes approximately $323,000 to be funded by the minority member of Grupo Holdings.

      As of May 9, 1996, the Company has funded an additional $513,000 for stock in Teletrac, Inc. ("Teletrac") since March 31, 1996, and has subscribed to purchase additional stock (on a pro rata basis with other Teletrac stockholders) for $2,426,000. Such amount is due as capital is needed by Teletrac.

      On March 11, 1996, the Company signed a definitive purchase agreement to purchase the Federal Communications Commission ("FCC") license and related assets of radio broadcasting station WCEZ-FM located in Delaware, Ohio, serving the Delaware/Columbus, Ohio market. The purchase is subject to approval by the FCC and the Company currently expects to close the transaction in the second quarter of 1996. The total consideration for this acquisition will be approximately $3,250,000, including amounts for noncompete and consulting agreements.

      Net cash used in operating activities was $7,585,000 and $8,767,000 for the three months ended March 31, 1996 and 1995, respectively. The decrease in cash used in operating activities of $1,182,000 was primarily the result of changes in working capital items (primarily a decrease in accounts payable of $2,836,000 in the 1996 period and payments made in the 1995 period for accrued transaction expenses of $5,433,000 related to the December 1994 merger and spin-off of the Company from Associated Communications Corporation) and higher expenditures for direct research and development and interest expense in the 1996 period of $720,000 and $892,000, respectively. Cash provided by investing activities for the three months ended March 31, 1996 was $464,000 and cash used in investing activities for the three months ended March 31, 1995 was $889,000. The $1,353,000 change between periods was primarily due to proceeds of $2,690,000 from the sale of marketable equity securities in the 1996 period, partially offset by greater investments in wireless communications affiliates in the 1996 period. The Company's borrowings comprise most of the net cash provided by financing activities in the 1996 and 1995 periods of $7,583,000 and $8,221,000, respectively. The decrease between periods is primarily the result of the repayment of $1,600,000 of short-term obligations in the first quarter of 1996 from a portion of the proceeds on the sale of marketable equity securities. Other financing cash flows in the 1996 period reflect the repayment by the Guarantor of amounts due for Grupo's long-term debt (see Note 8 to the consolidated financial statements included elsewhere herein).

Operating Results for the Three Months Ended March 31, 1996, Compared to the Three Months Ended March 31, 1995

      Total revenues increased $3,235,000, or 269% in the 1996 period compared to the 1995 period. This increase is attributable to the inclusion of cellular communication services revenues resulting from the consolidation of Grupo described above. The increase in cost of cellular communication services is also attributable to the consolidation of Grupo.

      Microwave communication services revenues decreased $62,000, or 13% for the 1996 period compared to the 1995 period. The decrease in microwave communication services revenues reflects the continuing effects of price competition from alternate access providers and local exchange carriers. Cost of microwave communication services, which to a large extent are fixed in nature, are comparable between periods.

      Broadcasting revenues decreased $58,000, or 15% for the 1996 period compared to the 1995 period. Format and programming changes at the Company's radio stations in late 1995 caused a short-term fall in revenues in the first quarter of 1996. Cost of radio broadcasting increased $34,000, or 26% in the first quarter of 1996 as compared to the same period in 1995, as a result of costs associated with programming changes.

      Art gallery revenues decreased $187,000, or 59% for the 1996 period compared to the 1995 period. The decrease in art gallery revenues for the 1996 quarter reflects a decline in sales volume as compared to the 1995 quarter. The cost of art sales decreased $174,000, or 64% in the first quarter of 1996 compared to the first quarter of 1995, reflecting the reduced sales volume in the 1996 period.

      Direct research and development expenses were $1,728,000 and $1,008,000 in the 1996 and 1995 periods, respectively. The increase in 1996 was primarily due to increased expenditures for TruePosition(Trademark), the Company's cellular telephone and wireless transmitter location system, and for costs in obtaining FCC licenses and preliminary construction activities for the Company's digital termination services business. Sales, general and administrative expenses were $4,188,000 and $2,575,000 in the 1996 and 1995 periods, respectively. The increase from 1995 to 1996 of $1,613,000 was primarily the result of the consolidation of Grupo. Similarly, the increase in depreciation and amortization expense from 1995 to 1996 of $921,000 was also primarily the result of the consolidation of Grupo.

      The Company's equity in loss of affiliates was $327,000 and $670,000 in the 1996 and 1995 periods, respectively. Due to the consolidation of Grupo in the 1996 period, the Company's equity in loss of affiliates in 1996 reflects only the Company's approximate 21% share of the first quarter 1996 results of Teletrac. The Company's initial equity investment in Teletrac was made in November 1995. The Company's equity in loss of affiliates in the 1995 period reflects only the Company's share of the first quarter 1995 results of Grupo.

      The $2,678,000 gain on the sale of marketable equity securities in the 1996 period is the result of the sale of 41,598 shares of TCI Class B 6% Cumulative Redeemable Exchangeable Junior Preferred Stock. Interest and dividend income was $696,000 and $474,000 in the 1996 and 1995 periods, respectively. The increase in 1996 of $222,000 is the result of additional interest income on notes receivable from foreign affiliates included as a result of the formation and consolidation of Grupo Holdings. Interest expense was $1,194,000 and $302,000 in the 1996 and 1995 periods, respectively. The increase in 1996 of $892,000 is the result of the consolidation of the financial statements of Grupo and an increase in the level of outstanding short-term obligations. Minority interests increased $851,000 in the 1996 period over the 1995 period, reflecting the 69.8% and 38.4% third-party ownership interests in Grupo and Grupo Holdings, respectively, described above.

      The Company recognized an income tax benefit at an effective rate of approximately 34% in both the 1996 and 1995 periods. The tax benefit recorded for the three months ended March 31, 1996 includes approximately $611,000 of net operating loss. Based on current projections, the company anticipates it will generate a net operating loss for federal income taxes for the year ended December 31, 1996.

      The Company's net loss was $1,589,000 for the three months ended March 31, 1996, compared to a net loss of $2,507,000 for the three months ended March 31, 1995. The primary reason for the decreased loss of $918,000 in the 1996 period was the gain on marketable equity securities of $2,678,000, offset by increased research and development costs relating primarily to TruePosition(Trademark) and the Company's digital termination services business of $720,000, and increased interest expense of $892,000. The consolidation of the financial statements of Grupo had no effect on the Company's consolidated net loss.

                                     PART II

                                OTHER INFORMATION

Item 3.     Defaults Upon Senior Securities

      See Note 8 to the Company's consolidated financial statements included herein, which is incorporated herein by reference.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits.  The following exhibits are filed as part of this Form 10-Q:

            Exhibit
            Number                  Description
            ------                  -----------

              3.1 Restated Certificate of Incorporation, filed as Exhibit 3.1 to Registration Statement on Form 10/A dated November 15, 1994 and incorporated herein by reference.

              3.2 Amended and Restated By-Laws, filed as Exhibit 3.2 to Registration Statement on Form 10/A dated November 15, 1994 and incorporated herein by reference.

              4.1 Common Stock Certificates, filed as Exhibits 4.2 and 4.3 to Form 8-K, dated December 22, 1994 and incorporated herein by reference.

              4.2 Rights Agreement, dated as of December 15, 1994, by and between the Company and Mellon Bank, N.A., filed as Exhibit
                   4.1 to Form 8-K, dated December 22, 1994 and incorporated herein by reference.

               27 Article 5 Financial Data Schedule for Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

      (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the three months ended March 31, 1996.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          THE ASSOCIATED GROUP, INC.
                                                 (Registrant)



Date:  May 9, 1996                        By:  /s/ Myles P. Berkman
                                               --------------------
                                                   Myles P. Berkman
                                 Chairman, President, Chief Executive Officer
                                                 and Treasurer
                                 (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


                                                                    Page Where
                                                                     Found or
  Exhibit                                                          Incorporated
  Number                                                           by Reference
  ---------                                                       --------------

      3.1   Restated Certificate of Incorporation, filed as              *
            Exhibit 3.1 to Registration Statement on Form 10/A dated November 15, 1994 and incorporated herein by reference.

      3.2   Amended and Restated By-Laws, filed as Exhibit 3.2 to        *
            Registration Statement on Form 10/A dated November 15,
            1994 and incorporated herein by reference.

      4.1   Common Stock Certificates, filed as Exhibits 4.2 and         *
            4.3 to Form 8-K, dated December 22, 1994 and incorporated herein by reference.

      4.2   Rights Agreement, dated as of December 15, 1994, by          *
            and between the Company and Mellon Bank, N.A., filed as Exhibit 4.1 to Form 8-K, dated December 22, 1994 and incorporated herein by reference.

      27    Article 5 Financial Data Schedule for Quarterly Report       **
            on Form 10-Q for the quarter ended March 31, 1996.

  ---------------
  *   Previously filed and incorporated by reference
  **  Filed electronically