Form 10-Q
period 1996-06-30
ASSOCIATED GROUP INC
filed 1996-08-14
CIK 931183

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1996
                                      OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from               to


                        Commission File Number 0-24924

                              -------------------

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



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X    No



         The number of shares outstanding of each of the issuer's classes of common stock, as of August 9, 1996:

                 Common Stock, Class A              9,382,962
                 Common Stock, Class B              9,396,910


                                    PART I

                             FINANCIAL INFORMATION

                  THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                         June 30,             December 31,
                                                                          1996                   1995
                                                                          ----------------------------------
                                                                                 (amounts in thousands)
ASSETS
Current assets:
   Cash and cash equivalents (approximates fair value)                    $  1,158                  $  1,018
   Accounts receivable, less allowance for
     doubtful accounts (June 30, 1996--$3,637,000;
     December 31, 1995--$183,000)                                            4,744                       626
   Notes receivable from foreign affiliates                                    196                       191
   Inventory held for resale                                                 1,409                     1,311
   Prepaid expenses and other assets                                           773                       860
   Deferred income taxes                                                     1,689                     1,057
                                                                          --------                  --------
                 Total current assets                                        9,969                     5,063

Property and equipment, net of accumulated
   depreciation and amortization (June 30, 1996--$23,394,000;
   December 31, 1995--$7,676,000)                                           26,970                     3,117

Marketable equity securities, at fair value
   (cost:  June 30, 1996--$6,883,000;
   December 31, 1995--$6,898,000)                                          498,610                   540,082
Notes receivable from foreign affiliates                                    20,046                    11,240
Investments in wireless communications affiliates                           14,571                    13,602
Other noncurrent assets                                                      8,662                     1,367
                                                                          --------                  --------
Total assets                                                              $578,828                  $574,471
                                                                          ========                  ========




See notes to consolidated financial statements

                                 THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                           June 30,             December 31,
                                                                             1996                   1995
                                                                           ----------------------------------
                                                                               (amounts in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                         $  6,723                 $  4,681
   Other accrued expenses                                                      1,844                    1,297
   Due to cellular equipment vendor                                           14,952                       -
   Short-term obligations                                                     48,206                   33,470
   Current portion of long-term debt                                           2,082                       -
                                                                            --------                 --------
                 Total current liabilities                                    73,807                   39,448

Deferred compensation                                                          1,303                    1,264
Long-term debt, excluding current portion                                      9,367                       -
Deferred income taxes                                                        158,512                  175,564
Minority interests                                                            10,177                      797

Commitments and contingencies                                                      -                       -

Stockholders' equity:
   Preferred stock, par value $.01 per share;
     authorized 5,000,000 shares; none issued                                      -                        -
   Class A Common Stock, par value $.10 per share;
     authorized 100,000,000 shares; 9,382,962 issued
     and outstanding in 1996 and 1995                                            938                      938
   Class B Common Stock, par value $.10 per share;
     authorized 50,000,000 shares; 9,396,910 and
     9,382,985 issued and outstanding in 1996 and 1995                           940                      938
   Additional paid-in capital                                                     11                       -
   Unrealized gain on marketable equity securities,
     net of deferred taxes (June 30, 1996--$172,104,000;
     December 31, 1995--$186,614,000)                                        319,623                  346,570
   Retained earnings                                                           4,150                    8,952
                                                                            --------                 --------
                 Total stockholders' equity                                  325,662                  357,398
                                                                            --------                 --------
Total liabilities and stockholders' equity                                  $578,828                 $574,471
                                                                            ========                 ========

See notes to consolidated financial statements

                  THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                       Three Months Ended June 30,           Six Months Ended June 30,
                                                         1996               1995               1996             1995
                                                   ---------------------------------    --------------------------------
                                                         (amounts in thousands, except share and per share amounts)
Revenues:
   Cellular communication services                 $        3,930     $           -      $       7,472    $            -
   Microwave communication services                           393               479                813               961
   Radio broadcasting                                         588               536                930               936
   Art gallery sales                                          178                68                310               387
                                                   --------------     -------------      -------------    --------------
                                                            5,089             1,083              9,525             2,284

Costs and expenses:
   Cost of sales:
     Cellular communication services                        2,164                 -              4,068                -
     Microwave communication services                         176               190                370               381
     Radio broadcasting                                       164               136                329               267
     Art gallery sales                                        133                69                229               339
   Direct research and development expenses                 1,955             1,228              3,683             2,236
   Sales, general and administrative expenses               4,349             2,507              8,537             5,082
   Depreciation and amortization expense                    1,245               322              2,513               669
                                                   --------------     -------------      -------------    --------------
                                                           10,186             4,452             19,729             8,974
                                                   --------------     -------------      -------------    --------------
Operating loss                                             (5,097)           (3,369)           (10,204)           (6,690)

Equity in loss of affiliates                                 (467)             (487)              (794)           (1,157)

Other income (expense):
   Gain on sale of marketable equity securities               719                 1              3,397                 1
   Interest and dividend income                               432               244              1,128               718
   Interest expense                                          (813)             (422)            (2,007)             (724)
   Minority interests                                         501                 -              1,351                (1)
                                                   --------------     -------------      -------------    --------------
                                                              839              (177)             3,869                (6)
                                                   --------------     -------------      -------------    --------------
Loss before income taxes                                   (4,725)           (4,033)            (7,129)           (7,853)

Income tax benefit                                          1,512             1,379              2,327             2,692
                                                   --------------     -------------      -------------    --------------
Net loss                                           $       (3,213)    $      (2,654)     $      (4,802)   $       (5,161)
                                                   ==============     =============      =============    ==============

Net loss per common share                          $         (.17)    $        (.14)     $        (.26)   $         (.28)
                                                   ==============     =============      =============    ==============
Weighted average common shares outstanding             18,769,428        18,765,947         18,767,936        18,765,947


See notes to consolidated financial statements

                  THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                 Six Months Ended June 30,
                                                                              1996                     1995
                                                                      -------------------------------------------
                                                                                  (amounts in thousands)
Cash Flows From Operating Activities
   Net loss                                                           $       (4,802)              $       (5,161)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                                             2,513                          669
     Loss on disposal of property and equipment                                    -                          156
     Provision for losses on accounts receivable                                 628                           77
     Gain on sale of marketable equity securities                             (3,397)                          (1)
     Equity in loss of affiliates                                                794                        1,157
     Minority interests                                                       (1,351)                           1
     Provision for deferred income taxes                                      (2,541)                      (2,692)
     Change in assets and liabilities:
       Accounts receivable                                                    (2,215)                        (105)
       Inventory held for resale                                                 137                          176
       Prepaid expenses and other assets                                         407                          145
       Accounts payable                                                         (804)                          64
       Accrued transaction expenses                                               -                        (5,433)
       Other accrued expenses                                                   (580)                        (872)
       Deferred compensation                                                      39                           45
                                                                      --------------               --------------
Net Cash Used In Operating Activities                                        (11,172)                     (11,774)

Cash Flows From Investing Activities
   Cash and cash equivalents from consolidation of affiliate                     751                            -
   Cash paid for acquisition                                                  (2,639)                           -
   Purchases of property and equipment                                        (1,790)                        (273)
   Proceeds from sale of marketable equity securities                          3,412                            2
   Increase in notes receivable from foreign affiliates                       (1,674)                        (684)
   Investments in wireless communications affiliates                          (2,672)                        (320)
   Other investing activities, net                                              (427)                         (28)
                                                                      --------------               --------------
Net Cash Used In Investing Activities                                         (5,039)                      (1,303)

Cash Flows From Financing Activities
   Proceeds from short-term obligations, net                                  14,736                       11,262
   Long-term debt assumed by cellular equipment vendor                        (2,845)                           -
   Increase in due to cellular equipment vendor                                3,450                            -
   Repayment of long-term debt                                                (1,041)                           -
   Investment by minority interests                                            2,038                            1
   Proceeds from stock option exercises                                          13                            -
                                                                      --------------               --------------
Net Cash Provided By Financing Activities                                     16,351                       11,263
                                                                      --------------               --------------

Net Increase (Decrease) In Cash And Cash Equivalents                             140                       (1,814)

Cash And Cash Equivalents At Beginning Of Period                               1,018                        1,919
                                                                      --------------               --------------
Cash And Cash Equivalents At End Of Period                            $        1,158               $          105
                                                                      ==============               ==============

See notes to consolidated financial statements

THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in The Associated Group, Inc. (the "Company," as used herein, includes all consolidated subsidiaries, unless the context otherwise indicates) Annual Report on Form 10-K for the year ended December 31, 1995. The audited financial statements of Grupo Portatel, S.A. de C.V. and Subsidiaries for the years ended December 31, 1995, 1994 and 1993 are included as Exhibit 99.1 to The Associated Group, Inc. Annual Report on Form 10-K for the year ended December 31, 1995.

Certain amounts in the financial statements for the 1995 periods have been reclassified to conform to the financial statement presentation for the current period. These reclassifications have no effect on net loss.


2.   CONSOLIDATION OF GRUPO PORTATEL, S.A. de C.V.

At June 30, 1996, the Company, through a wholly owned subsidiary, Associated Communications of Mexico, Inc. ("ACM"), has a 30.2% interest in Grupo Portatel, S.A. de C.V. ("Grupo"), of which Portatel del Sureste, S.A. de C.V. ("Portatel"), a Mexican cellular telephone company, is a wholly owned subsidiary. Effective January 1, 1996, the Company and the other United States shareholder of Grupo agreed to contribute their respective stock interests in Grupo, as well as their rights under an Association in Participation Agreement ("AP Agreement") and a related Joint Venture Agreement, to Grupo Holdings, L.L.C. ("Grupo Holdings"), a new joint venture limited liability company, in which the Company has a 61.6% controlling equity interest. Through December 31, 1995, the Company recorded its investment in Grupo using the equity method. As a result of the formation of Grupo Holdings and the effects of the AP Agreement, the Company has consolidated the financial statements of Grupo with the Company's financial statements as of January 1, 1996.

At June 30, 1996, excluding the effects of the AP Agreement and any dilution that may result from the debt to equity conversion discussed in Note 9, the Company has a 30.2% economic ownership interest and through Grupo Holdings controls a 49.0% voting interest in Grupo. Upon closing of the agreement discussed in Note 9, excluding the effects of the AP Agreement, the Company's ownership interest in Grupo will be reduced to approximately 23.6%. Subsequent to this transaction, through the AP Agreement and control of Grupo Holdings, the Company will continue to exert sufficient control over Grupo to warrant consolidation of Grupo's financial statements.


As a result of the consolidation of Grupo's financial statements and the formation of Grupo Holdings, equity in loss of affiliates in the 1996 period no longer includes Grupo, and at June 30, 1996, the Company's minority interests include third-party ownership interests of 69.8% and 38.4% for Grupo and Grupo Holdings, respectively. The Company's balance sheet includes $7,162,000 of notes receivable and accrued interest from foreign affiliates resulting from the formation of and initial contributions to Grupo Holdings by the minority member of Grupo Holdings. The consolidation of Grupo has no effect on the Company's consolidated net equity, consolidated net loss or per share data since its economic ownership percentage is the same regardless of consolidation of Grupo. The pro forma consolidated revenues of the Company for the three and six months ended June 30, 1995 would have been $4,585,000 and $9,419,000, respectively, assuming consolidation of Grupo as of January 1, 1995.


3.   ACQUISITION

In the second quarter of 1996, the Company purchased the assets and was awarded an assignment of the Federal Communications Commission ("FCC") license of radio broadcasting station WCEZ-FM located in Delaware, Ohio, serving the Delaware/Columbus, Ohio market, for consideration of approximately $3,250,000, including amounts for noncompete and consulting agreements. The Company has consolidated the results of operations of WCEZ since the date of acquisition. The operations of WCEZ-FM are not material to the Company's revenues or net loss.


4.   FOREIGN CURRENCY TRANSLATION

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


5.   INVENTORY HELD FOR RESALE

Inventory, which consists of art prints of $1,244,000 and $1,311,000 at June 30, 1996 and December 31, 1995, respectively, and cellular telephones and related equipment of $165,000 and $0 at June 30, 1996 and December 31, 1995, respectively, is recorded at the lower of cost or market value. Cost of art prints is determined under the first-in, first-out method and cost of cellular telephones and related equipment is determined under the last-in, first-out method. Inventory is reported net of a market valuation reserve relating to art inventory of $1,574,000 and $1,582,000 at June 30, 1996 and December 31, 1995,
respectively.



6.   MARKETABLE EQUITY SECURITIES

The cost and market value of marketable equity securities classified as available for sale at June 30, 1996, are as follows:

                                                                          Cost of            Market Value of
           Name of Issuer and                           Number of        Each Issue           Each Issue
           Title of Each Issue                            Shares         In Thousands        In Thousands
- ---------------------------------------------------------------------------------------------------------------------
Tele-Communications, Inc.:
     TCI Group Series A Common Stock                    12,479,976       $ 3,839               $226,200
     TCI Group Series B Common Stock                     7,071,852         1,268                134,365
     Liberty Media Group Series A Common Stock           3,119,993         1,229                 82,680
     Liberty Media Group Series B Common Stock           1,767,963           410                 51,271

General Communication, Inc.:
     Class A Common Stock                                 326,000              9                  2,608
     Class B Common Stock                                 138,668              4                    901

Others                                                   Various             124                    585
                                                                         --------------------------------------------
                                                                         $ 6,883               $498,610
                                                                         ============================================

During March 1996, the Company sold 41,598 shares of Tele-Communications, Inc. ("TCI") Class B 6% Cumulative Redeemable Exchangeable Junior Preferred Stock for pretax proceeds of approximately $2,690,000, and has recognized a gain on the sale of approximately $2,678,000. During the second quarter of 1996, the Company sold 90,000 shares of General Communication, Inc. ("GCI") Class A Common Stock for pretax proceeds of approximately $722,000, and has recognized a gain on the sale of approximately $719,000.

Including the effects of the sale of marketable equity securities during the period, the adjustment to the unrealized gain on marketable equity securities, net of tax, recorded as a separate component of stockholders' equity was ($26,947,000) and $14,299,000 in the six months ended June 30, 1996 and 1995, respectively.

As of August 9, 1996, the aggregate market value of the marketable equity securities held by the Company was approximately $435,491,000, representing an approximate $63,119,000 decrease from June 30, 1996.


7.   OTHER NONCURRENT ASSETS

At June 30, 1996, included in other noncurrent assets are amounts for preoperating expenses of Grupo of $1,338,000, net of accumulated amortization of $1,632,000, and amounts for the cost of concession rights granted to Portatel from the Mexican Ministry of Communications and Transportation ("SCT") to operate cellular telephone services in the southeast region of Mexico of $2,542,000, net of accumulated amortization of $983,000. The preoperating expenses are being amortized over a ten year period and the cost of concession rights is being amortized over twenty years, the life of the concession.

At June 30, 1996, also included in other noncurrent assets are amounts for goodwill and noncompete agreements related to the second quarter 1996 purchase of the assets of WCEZ-FM (see Note 3) of $2,505,000, net of accumulated amortization of $29,000. The goodwill is being amortized over a fifteen year period and the noncompete agreements are being amortized over three years, the term of the agreements.


8.   SHORT-TERM OBLIGATIONS

As of June 30, 1996, the Company has outstanding short-term obligations of $48,206,000 under its demand discretionary bank line of credit and a brokerage margin loan facility, with an aggregate of 5,919,994 shares of TCI Group Series A Common Stock pledged as collateral under the Company's credit facilities. Subsequent to June 30, 1996 and through August 9, 1996, an additional 2,579,986 shares of TCI Group Series A Common Stock were pledged, increasing the total number of shares pledged to 8,499,980.


9.   LONG-TERM DEBT AND AMOUNTS DUE TO CELLULAR EQUIPMENT VENDOR

Portatel has long-term debt obligations under various credit facilities with a U.S. bank and various related parties (the "Portatel Credit Agreements"). Such long-term obligations are denominated in U.S. dollars and were incurred for working capital, including the purchase and construction of cellular infrastructure equipment. The outstanding debt under the Portatel Credit Agreements is guaranteed by a cellular equipment vendor of Portatel (the "Guarantor"). During 1995 and January 1996, Portatel failed to meet a portion of its debt obligations under such credit facilities. Accordingly, payments were made by the Guarantor to Portatel's lenders on Portatel's behalf. Such amounts are included in current liabilities at June 30, 1996. As a result of Portatel's failure to make such payments, the Guarantor had the right to require Grupo to transfer to the Guarantor 40% of the stock of Portatel held in trust as collateral for such guarantee, but did not exercise its right to acquire such shares. Grupo, Portatel and certain shareholders of Grupo (including the Company) entered into a Contribution Agreement with the Guarantor, effective January 31, 1996, to convert the payments made by the Guarantor in 1995 and January 1996 on behalf of Portatel into capital stock of Grupo. Closing under the Contribution Agreement is contingent upon certain Mexican regulatory consents and approvals, the last of which is currently expected to be obtained in the third quarter of 1996. Upon closing, excluding the effects of the AP Agreement, the conversion provided for in the Contribution Agreement will result in a reduction of the Company's ownership interest in Grupo to approximately

23.6%. The effect of the anticipated reduction in the Company's ownership interest in Grupo will be a reclassification of $14,952,000 between due to cellular equipment vendor and minority interests on the Company's consolidated balance sheet. The Guarantor will continue to guarantee the remaining debt of Portatel secured by an approximate 30.7% equity interest in Portatel.

The remaining debt of Portatel is subdivided into various pieces, referred to as Tranches. The loans under Tranche I bear interest at the LIBOR rate plus 2.5%. Interest and principal are payable in semiannual installments through November 15, 2001. The loans under Tranche II bear interest at the LIBOR rate plus 6%. Interest and principal are payable in semiannual installments through September 25, 2001. The amounts outstanding under the Portatel Credit Agreements at June 30, 1996 (in thousands) are as follows:

                           Tranche I        Tranche II            Total
                           ---------        ----------            -----
Current                      $ 1,742          $    340         $  2,082
Long-Term                      7,835             1,532            9,367
                               -----            ------           ------
                             $ 9,577           $ 1,872          $11,449
                             =======           =======          =======

10.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest was approximately $1,107,000 and $564,000 for the six months ended June 30, 1996 and 1995, respectively. The Company made no federal and state income tax payments and through Grupo, paid approximately $394,000 in Mexican taxes during the six months ended June 30, 1996. The Company made no federal and state income tax payments in the six months ended June 30, 1995.


11.  PER SHARE DATA

Weighted average common shares outstanding do not include common stock equivalents since their effect on the net loss per common share would be antidilutive.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         As of and for the three and six months ended June 30, 1996, the Company has consolidated the financial statements of Grupo, which investment was accounted for under the equity method in 1995 (see Note 2 to the consolidated financial statements included elsewhere herein). As a result of the consolidation of Grupo and the formation of Grupo Holdings (see Note 2 to the consolidated financial statements included elsewhere herein), equity in loss of affiliates in the 1996 period no longer reflects Grupo, and the Company's minority interests at June 30, 1996 include third-party ownership interests of 69.8% and 38.4% for Grupo and Grupo Holdings, respectively. In addition, the Company's balance sheet at June 30, 1996 reflects higher notes receivable from foreign affiliates due to the formation of and initial contributions to Grupo Holdings by the minority member of Grupo Holdings.


         This Form 10-Q contains certain forward looking statements about the Company's completion of pending transactions and availability of certain tax benefits. Any such statements are subject to risks that could cause the actual results or needs to vary materially.


Financial Condition


         Currently, the Company is financing its cash requirements from three credit facilities: a $100,000,000 demand discretionary bank line of credit (the "line of credit") and two brokerage margin loan facilities. The line of credit expires on November 16, 1996 and the Company presently anticipates renewal of such facility. Short-term obligations outstanding as of June 30, 1996 were $19,000,000 under the line of credit and $29,206,000 under one of the brokerage margin loan facilities. As of August 9, 1996, the Company has pledged in the aggregate 8,499,980 shares of TCI Group Series A Common Stock as collateral, and borrowings under each of these credit facilities are limited to 50% of the market value of such stock pledged, with an additional 15% collateral requirement on one of the brokerage margin loan facilities if borrowings exceed $100,000,000, up to a maximum of $200,000,000. Based on the market value of the stock currently pledged, and outstanding short-term obligations of approximately $51,622,000 as of August 9, 1996, the Company's unused borrowing capacity under the three existing credit facilities is approximately $15,847,000. A significant portion of the Company's assets are liquid, and can be pledged as collateral for added borrowing capacity. Given the market value of the remaining shares of marketable equity securities that could potentially be pledged as additional collateral as of August 9, 1996, the Company's three credit facilities provide for maximum additional borrowings of up to approximately $165,432,000. The Company's ability to meet cash needs in the near term for future development depends in large part on the value of its portfolio of securities. The Company periodically evaluates its financial position and alternative financing arrangements.

         In March 1996, the Company sold 41,598 shares of TCI Class B 6% Cumulative Redeemable Exchangeable Junior Preferred Stock for pretax proceeds of approximately $2,690,000, and recognized a gain on the sale of approximately $2,678,000. In the second quarter of 1996, the Company sold 90,000 shares of General Communication, Inc. Class A Common Stock for pretax proceeds of approximately $722,000, and recognized a gain on the sale of approximately $719,000. The Company will utilize current year losses and/or net operating loss carryforwards to offset the federal income taxes resulting from these gains. Proceeds from these sales were used for working capital and to fund the development of the Company's wireless technologies, as well as for the repayment of $1,600,000 of short-term obligations in March 1996.

         Portatel has long-term debt obligations under various credit facilities with a U.S. bank and various related parties (the "Portatel Credit
Agreements"). Such long-term obligations are denominated in U.S. dollars and were incurred for working capital, including the purchase and construction of cellular infrastructure equipment. The outstanding debt under the Portatel Credit Agreements is guaranteed by a cellular equipment vendor of Portatel (the "Guarantor"). During 1995 and January
1996, Portatel failed to meet a portion of its debt obligations under such credit facilities. Accordingly, payments were made by the Guarantor to Portatel's lenders on Portatel's behalf. Such amounts are included in current liabilities at June 30, 1996. As a result of Portatel's failure to make such payments, the Guarantor had the right to require Grupo to transfer to the Guarantor 40% of the stock of Portatel held in trust as collateral for such guarantee, but did not exercise its right to acquire such shares. Grupo, Portatel and certain shareholders of Grupo
(including the Company) entered into a Contribution Agreement with the Guarantor, effective January 31, 1996, to convert the payments made by the Guarantor in 1995 and January 1996 on behalf of Portatel into capital stock of Grupo. Closing under the Contribution Agreement is contingent upon certain Mexican regulatory consents and approvals, the last of which is currently expected to be obtained in the third quarter of 1996. Upon closing, excluding the effects of the AP Agreement, the conversion provided for in the Contribution Agreement will result in a reduction of the Company's ownership interest in Grupo from 30.2% to approximately 23.6%. The effect of the anticipated reduction in the Company's ownership interest in Grupo will be a reclassification of $14,952,000 between due to cellular equipment vendor and minority interests on the Company's consolidated balance sheet. The Guarantor will continue to guarantee the remaining debt of Portatel of $11,449,000 at June 30, 1996, secured by an approximate 30.7% equity interest in Portatel.

         Grupo and Portatel have no external available lines of credit as of June 30, 1996. The Company may be required to meet additional capital commitments with respect to its ownership interest in Grupo, and is committed to making additional loans to the Grupo stockholder who is a Mexican national and a party to the AP Agreement for a portion of any such capital commitments with respect to his ownership interest.

         As of August 9, 1996, the Company has funded $3,531,000 for stock in Teletrac, Inc. ("Teletrac") in 1996, and has subscribed to purchase additional stock (on a pro rata basis with other Teletrac stockholders) for $1,004,000. Such amount is payable as requested by Teletrac.

         In the second quarter of 1996, the Company purchased the assets and was awarded an assignment of the Federal Communications Commission ("FCC") license of radio broadcasting station WCEZ-FM located in Delaware, Ohio, serving the Delaware/Columbus, Ohio market, for consideration of approximately $3,250,000, including amounts for noncompete and consulting agreements.

         Net cash used in operating activities was $11,172,000 and $11,774,000 for the six months ended June 30, 1996 and 1995, respectively, a decrease of $602,000. Although the Company's operating cash needs increased in the 1996 period for direct research and development expenses as well as interest expense, there was a decrease in net cash used between periods due to payments made in the 1995 period for accrued transaction expenses of $5,433,000 related to the December 1994 merger and spin-off of the Company from Associated Communications Corporation. Cash used in investing activities was $5,039,000 and $1,303,000 for the six months ended June 30, 1996 and 1995, respectively. The increase in cash used in investing activities of $3,736,000 was primarily due to $2,639,000 paid for WCEZ-FM, $1,790,000 in capital expenditures, and investments of $2,672,000 in Teletrac in the 1996 period, partially offset by proceeds of $3,412,000 from the sale of marketable equity securities in the 1996 period. The Company's borrowings comprise most of the net cash provided by financing activities in the 1996 and 1995 periods of $16,351,000 and $11,263,000, respectively. The increase between periods is primarily the result of higher borrowings in the 1996 period to finance the investing activities described above. Other financing cash flows in the 1996 period reflect the repayment by the Guarantor of amounts due for Portatel's long-term debt (see Note 9 to the consolidated financial statements included elsewhere herein) and the contribution of capital primarily by the minority owners of Grupo and Grupo Holdings.


Operating Results for the Three Months Ended June 30, 1996, Compared to the Three Months Ended June 30, 1995

         Total revenues increased $4,006,000 in the 1996 period compared to the 1995 period. This increase is attributable to the inclusion of cellular communication services revenues resulting from the consolidation of Grupo described above. The increase in cost of cellular communication services is also attributable to the consolidation of Grupo.

         Microwave communication services revenues decreased $86,000, or 18% for the 1996 period compared to the 1995 period. The decrease in microwave communication services revenues reflects contract renewals at lower rates and a decline in volume due to the continuing price competition from alternate access providers and local exchange carriers. Cost of microwave communication services, which to a large extent are fixed in nature, decreased $14,000, or 7% between periods due to favorable renegotiation of certain transmission facility leases.

         Broadcasting revenues increased $52,000, or 10% for the 1996 period compared to the 1995 period, and the cost of radio broadcasting increased $28,000, or 21%. The increase in revenues and costs is the result of the acquisition of WCEZ-FM in the second quarter of 1996.

         Art gallery revenues increased $110,000, or 162% for the 1996 period compared to the 1995 period. The increase in art gallery revenues for the second quarter of 1996 reflects higher priced sales as compared to the second quarter of 1995. The cost of art sales increased $64,000, or 93% in the second quarter of 1996 compared to the second quarter of 1995, reflecting the higher sales in the 1996 period.

         Direct research and development expenses were $1,955,000 and $1,228,000 in the 1996 and 1995 periods, respectively. The increase in 1996 was primarily due to increased expenditures for TruePosition(Trademark), the Company's cellular telephone and wireless transmitter location system. Sales, general and administrative expenses were $4,349,000 and $2,507,000 in the 1996 and 1995 periods, respectively. The increase from 1995 to 1996 of $1,842,000 was primarily the result of the consolidation of Grupo. Similarly, the increase in depreciation and amortization expense from 1995 to 1996 of $923,000 was also primarily the result of the consolidation of Grupo.

         The Company's equity in loss of affiliates was $467,000 and $487,000 in the 1996 and 1995 periods, respectively. Due to the consolidation of Grupo in the 1996 period, the Company's equity in loss of affiliates in 1996 reflects only the Company's approximate 20% share of the results of Teletrac for the three months ended June 30, 1996. The Company's initial equity investment in Teletrac was made in November 1995. The Company's equity in loss of affiliates in the 1995 period reflects only the Company's share of the results of Grupo for the three months ended June 30, 1995.

         The $719,000 gain on the sale of marketable equity securities in the 1996 period is the result of the sale of 90,000 shares of General Communication, Inc. Class A Common Stock. Interest and dividend income was $432,000 and $244,000 in the 1996 and 1995 periods, respectively. The increase in 1996 of $188,000 is the result of additional interest income on notes receivable from foreign affiliates included as a result of the formation and consolidation of Grupo Holdings. Interest expense was $813,000 and $422,000 in the 1996 and 1995 periods, respectively. The increase in 1996 of $391,000 is the result of the consolidation of the financial statements of Grupo and an increase in the level of outstanding short-term obligations. Minority interests increased $501,000 in the 1996 period over the 1995 period, reflecting the 69.8% and 38.4% third-party ownership interests in Grupo and Grupo Holdings, respectively, described above.

         The Company recognized an income tax benefit (net of foreign tax expense of Grupo) at an effective rate of approximately 32% and 34% in the 1996 and 1995 periods, respectively. The tax benefit recorded for the three months ended June 30, 1996 includes approximately $1,148,000 of net operating loss. Based on current projections, the Company anticipates it will generate a net operating loss for federal income taxes for the year ended December 31, 1996.

         The Company's net loss was $3,213,000 for the three months ended June 30, 1996, compared to a net loss of $2,654,000 for the three months ended June 30, 1995. The primary reason for the increased loss of $559,000 in the 1996 period was increased research and development costs relating to TruePosition(Trademark) of $727,000, increased interest expense, and the equity in loss of affiliates of $467,000 relating to the Company's investment in Teletrac, offset by the gain on marketable equity securities of $719,000. The consolidation of the financial statements of Grupo had no effect on the Company's consolidated net loss.


Operating Results for the Six Months Ended June 30, 1996, Compared to the Six Months Ended June 30, 1995

         Total revenues increased $7,241,000 in the 1996 period compared to the 1995 period. This increase is attributable to the inclusion of cellular communication services revenues resulting from the consolidation of Grupo described above. The increase in cost of cellular communication services is also attributable to the consolidation of Grupo.

         Microwave communication services revenues decreased $148,000, or 15% for the 1996 period compared to the 1995 period. The decrease in microwave communication services revenues reflects contract renewals at lower rates and a decline in volume due to the continuing price competition from alternate access providers and local exchange carriers. Cost of microwave communication services, which to a large extent are fixed in nature, decreased $11,000, or 3% between periods due to favorable renegotiation of certain transmission facility leases.

         Broadcasting revenues decreased $6,000, or 1% for the 1996 period compared to the 1995 period, and the cost of radio broadcasting increased $62,000, or 23%. 1996 revenues and costs reflect the acquisition of WCEZ-FM in the second quarter of 1996. The additional revenues from WCEZ-FM in the second quarter were offset by a short-term fall in revenues in the first quarter of 1996, the result of format and programming changes at the Company's radio stations in late 1995.

         Art gallery revenues decreased $77,000, or 20% for the 1996 period compared to the 1995 period. The decrease in art gallery revenues for the six months ended June 30, 1996 reflects a decline in sales volume as compared to the same period in 1995. The cost of art sales decreased $110,000, or 32% in the first six months of 1996 compared to the first six months of 1995 due to the reduced sales volume in the 1996 period and inventory reserve adjustments in the 1995 period.

         Direct research and development expenses were $3,683,000 and $2,236,000 in the 1996 and 1995 periods, respectively. The increase in 1996 was primarily due to increased expenditures for TruePosition(Trademark). Sales, general and administrative expenses were $8,537,000 and $5,082,000 in the 1996 and 1995 periods, respectively. The increase from 1995 to 1996 of $3,455,000 was primarily the result of the consolidation of Grupo. Similarly, the increase in depreciation and amortization expense from 1995 to 1996 of $1,844,000 was also primarily the result of the consolidation of Grupo.

         The Company's equity in loss of affiliates was $794,000 and $1,157,000 in the 1996 and 1995 periods, respectively. Due to the consolidation of Grupo in the 1996 period, the Company's equity in loss of affiliates in 1996 reflects only the Company's approximate 20% share of the results of Teletrac for the six months ended June 30, 1996. The Company's initial equity investment in Teletrac was made in November 1995. The Company's equity in loss of affiliates in the 1995 period reflects only the Company's share of the results of Grupo for the six months ended June 30, 1995.

         The $3,397,000 gain on the sale of marketable equity securities in the 1996 period is the result of the sale of 41,598 shares of TCI Class B 6% Cumulative Redeemable Exchangeable Junior Preferred Stock and 90,000 shares of General Communication, Inc. Class A Common Stock. Interest and dividend income was $1,128,000 and $718,000 in the 1996 and 1995 periods, respectively. The increase in 1996 of $410,000 is the result of additional interest income on notes receivable from foreign affiliates included as a result of the formation and consolidation of Grupo Holdings. Interest expense was $2,007,000 and $724,000 in the 1996 and 1995 periods, respectively. The increase in 1996 of $1,283,000 is the result of the consolidation of the financial statements of Grupo and an increase in the level of outstanding short-term obligations. Minority interests increased $1,352,000 in the 1996 period over the 1995 period, reflecting the 69.8% and 38.4% third-party ownership interests in Grupo and Grupo Holdings, respectively, described above.

         The Company recognized an income tax benefit (net of foreign tax expense of Grupo) at an effective rate of approximately 33% and 34% in the 1996 and 1995 periods, respectively. The tax benefit recorded for the six months ended June 30, 1996 includes approximately $1,759,000 of net operating loss. Based on current projections, the Company anticipates it will generate a net operating loss for federal income taxes for the year ended December 31, 1996.

         The Company's net loss was $4,802,000 for the six months ended June 30, 1996, compared to a net loss of $5,161,000 for the six months ended June 30, 1995. The primary reason for the decreased loss of $359,000 in the 1996 period was the gain on marketable equity securities of $3,397,000, offset by increased research and development costs relating to TruePosition(Trademark) of $1,447,000, increased interest expense, and the equity in loss of affiliates of $794,000 relating to the Company's investment in Teletrac. The consolidation of the financial statements of Grupo had no effect on the Company's consolidated net loss.


                                    PART II

                               OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities

         See Note 9 to the Company's consolidated financial statements included herein, which is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

         On June 6, 1996, the Company held its 1996 Annual Meeting, at which the Company's stockholders elected David J. Berkman as a director of the Company to hold office for a term of three years. 8,188,456 votes were cast for the election of Mr. Berkman, and there were 71,849 votes to withhold authority. The term of Donald H. Jones as a director of the Company continues until such term expires at the Company's 1997 Annual Meeting, and the terms of Myles P. Berkman and Joseph A. Katarincic as directors continue until such terms expire at the Company's 1998 Annual Meeting.

         At the 1996 Annual Meeting, the Company's stockholders approved the Company's 1994 Stock Option and Incentive Award Plan (the "1994 Plan") for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended, with respect to future grants of awards under the 1994 Plan. 6,892,254 votes were cast for the approval of the 1994 Plan, 263,151 votes were cast against the approval of the 1994 Plan and there were 30,652 votes to abstain.

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

                   10.1     Microwave Services, Inc. 1996 Stock Incentive Plan.

                     27 Article 5 Financial Data Schedule for Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.


         (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          THE ASSOCIATED GROUP, INC.
                                                (Registrant)




Date:  August 9, 1996                        By:  /s/ Myles P. Berkman
                                                  --------------------
                                                    Myles P. Berkman
                                    Chairman, President, Chief Executive Officer
                                                    and Treasurer
                                    (Principal Financial and Accounting Officer)


                                 EXHIBIT INDEX

                                                                                              Page Where
                                                                                               Found or
   Exhibit                                                                                   Incorporated
   Number                                                                                    by Reference
   -------                                                                                   ------------

   3.1        Restated Certificate of Incorporation, filed as Exhibit 3.1 to
              Registration Statement on Form 10/A dated November 15, 1994 and                     *
              incorporated herein by reference.

   3.2        Amended and Restated By-Laws, filed as Exhibit 3.2 to Registration                  *
              Statement on Form 10/A dated November 15, 1994 and incorporated herein by reference.

   4.1        Common Stock Certificates, filed as Exhibits 4.2 and 4.3 to Form                    *
              8-K, dated December 22, 1994 and incorporated herein by
              reference.

   4.2        Rights Agreement, dated as of December 15, 1994, by and between                     *
              the Company  and Mellon Bank, N.A., filed as Exhibit 4.1 to Form
              8-K, dated December 22, 1994 and incorporated herein by reference.

   10.1       Microwave Services, Inc. 1996 Stock Incentive Plan.

     27       Article 5 Financial Data Schedule for Quarterly Report on Form
              10-Q for the quarter ended June 30, 1996.                                           **

- ------------------
*   Previously filed and incorporated by reference
**  Filed only electronically with the Securities and Exchange Commission