Form 10-Q
period 1996-09-30
ASSOCIATED GROUP INC
filed 1996-11-14
CIK 931183

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from               to


                        Commission File Number 0-24924
----------------------------------------------------------------------------

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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing  requirements  for the past 90 days.    Yes  X    No
                                                                   ---      ---

         The number of shares outstanding of each of the issuer's classes of common stock, as of November 13, 1996:

                     Common Stock, Class A              9,382,962
                     Common Stock, Class B              9,397,910





PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements


                  THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                       September 30,          December 31,
                                                                           1996                   1995
                                                                  ------------------------------------------
                                                                             (amounts in thousands)
ASSETS
Current assets:
   Cash and cash equivalents (approximates fair value)            $             1,800    $            1,018
   Accounts receivable, less allowance for
     doubtful accounts (September 30, 1996--$3,863,000;
     December 31, 1995--$183,000)                                               3,536                   626
   Notes receivable                                                               703                   191
   Inventory held for resale                                                    1,466                 1,311
   Prepaid expenses and other assets                                              802                   860
   Deferred income taxes                                                        1,689                 1,057
                                                                  --------------------   -------------------
                 Total current assets                                           9,996                 5,063

Property and equipment, net of accumulated
   depreciation and amortization (September 30,
   1996--$24,044,000; December 31, 1995--$7,676,000)                           27,045                 3,117

Marketable equity securities, at fair value
   (cost:  September 30, 1996--$6,882,000;
   December 31, 1995--$6,898,000)                                             439,984               540,082
Notes receivable                                                               28,748                11,240
Investments in wireless communications affiliates                              14,812                13,602
Other noncurrent assets                                                         8,417                 1,367
                                                                  --------------------   -------------------

Total assets                                                      $           529,002    $          574,471
                                                                  ====================   ===================

See notes to consolidated financial statements



                  THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                         September 30,          December 31,
                                                                             1996                   1995
                                                                    ------------------------------------------
                                                                               (amounts in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 $            8,302     $            4,681
   Other accrued expenses                                                        2,671                  1,297
   Due to cellular equipment vendor                                             14,952                      -
   Short-term obligations                                                       63,148                 33,470
   Current portion of long-term debt                                             2,082                      -
                                                                    --------------------       ---------------
                 Total current liabilities                                      91,155                 39,448

Deferred compensation                                                            1,324                  1,264
Long-term debt, excluding current portion                                        9,197                      -
Deferred income taxes                                                          135,331                175,564
Minority interests                                                               9,404                    797

Commitments and contingencies                                                        -                      -

Stockholders' equity:
   Preferred stock, par value $.01 per share;
     authorized 5,000,000 shares; none issued                                        -                      -
   Class A Common Stock, par value $.10 per share;
     authorized 100,000,000 shares; 9,382,962 issued
     and outstanding in 1996 and 1995                                              938                    938
   Class B Common Stock, par value $.10 per share;
     authorized 50,000,000 shares; 9,397,910 and
     9,382,985 issued and outstanding in 1996 and 1995                             940                    938
   Additional paid-in capital                                                       12                      -
   Unrealized gain on marketable equity securities,
     net of deferred taxes (September 30, 1996--$151,585,000;
     December 31, 1995--$186,614,000)                                          281,517                346,570
   Retained earnings (deficit)                                                    (816)                 8,952
                                                                    --------------------   -------------------
                 Total stockholders' equity                                    282,591                357,398
                                                                    --------------------   -------------------

Total liabilities and stockholders' equity                          $          529,002     $          574,471
                                                                    ====================   ===================

See notes to consolidated financial statements



                  THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     Three Months Ended September 30,       Nine Months Ended September 30,
                                                          1996                1995                1996               1995
                                                   -------------------------------------  -------------------------------------
                                                           (amounts in thousands, except share and per share amounts)
Revenues:
   Wireless communication services                 $         4,163     $           465     $        12,448    $         1,426
   Radio broadcasting                                          843                 481               1,773              1,417
   Art gallery sales                                           116                  53                 426                440
                                                   -----------------  ------------------  ------------------  ----------------
                                                             5,122                 999              14,647              3,283
Costs and expenses:
   Cost of sales:
     Wireless communication services                         2,189                 197               6,627                578
     Radio broadcasting                                        188                 164                 517                431
     Art gallery sales                                          93                  42                 322                388
   Direct research and development expenses                  2,392               1,974               6,075              4,210
   Sales, general and administrative expenses                7,818               2,481              16,355              7,556
   Depreciation and amortization expense                     1,369                 315               3,882                984
                                                   -----------------  ------------------  ------------------  -----------------
                                                            14,049               5,173              33,778             14,147
                                                   -----------------  ------------------  ------------------  -----------------
Operating loss                                              (8,927)             (4,174)            (19,131)           (10,864)

Equity in loss of affiliates                                  (618)               (702)             (1,412)            (1,859)

Other income (expense):
   Gain on sale of marketable equity securities                  1                  -                3,398                  1
   Interest and dividend income                                523                 250               1,651                968
   Interest expense                                         (1,108)               (455)             (3,115)            (1,179)
   Minority interests                                        2,477                  (1)              3,828                 (2)
                                                   -----------------  ------------------  ------------------  -----------------
                                                             1,893                (206)              5,762               (212)
                                                   -----------------  ------------------  ------------------  -----------------
Loss before income taxes                                    (7,652)             (5,082)            (14,781)           (12,935)

Income tax benefit                                           2,686               1,743               5,013              4,435
                                                   -----------------  ------------------  ------------------  -----------------

Net loss                                           $        (4,966)    $        (3,339)    $        (9,768)   $        (8,500)
                                                   =================  ==================  ==================  =================

Net loss per common share                          $          (.26)    $          (.18)    $          (.52)   $          (.45)
                                                   =================  ==================  ==================  =================

Weighted average common shares outstanding              18,780,122          18,765,947          18,771,617         18,765,947

See notes to consolidated financial statements



                  THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              Nine Months Ended September 30,
                                                                              1996                     1995
                                                                    -----------------------------------------------
                                                                                  (amounts in thousands)
Cash Flows From Operating Activities
   Net loss                                                           $       (9,768)              $       (8,500)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                                             3,882                          984
     Loss on disposal of property and equipment                                   32                          160
     Provision for losses on accounts receivable                                 971                           91
     Gain on sale of marketable equity securities                             (3,398)                          (1)
     Equity in loss of affiliates                                              1,412                        1,859
     Minority interests                                                       (3,828)                           2
     Provision for deferred income taxes                                      (5,204)                      (4,435)
     Change in assets and liabilities:
       Accounts receivable                                                    (1,350)                          39
       Note receivable                                                        (8,291)                           -
       Inventory held for resale                                                  80                          201
       Prepaid expenses and other assets                                         420                        1,304
       Accounts payable                                                          775                          812
       Accrued transaction expenses                                                -                       (5,433)
       Other accrued expenses                                                    247                         (366)
       Deferred compensation                                                      60                           67
                                                                    ------------------            -----------------
Net Cash Used In Operating Activities                                        (23,960)                     (13,216)

Cash Flows From Investing Activities
   Cash and cash equivalents from consolidation of affiliate                     751                            -
   Cash paid for acquisition                                                  (2,639)                           -
   Purchases of property and equipment                                        (3,056)                        (541)
   Proceeds from sale of marketable equity securities                          3,414                            2
   Increase in notes receivable                                               (2,617)                        (931)
   Investments in wireless communications affiliates                          (3,530)                        (320)
   Other investing activities, net                                              (410)                         (37)
                                                                    ------------------            -----------------
Net Cash Used In Investing Activities                                         (8,087)                      (1,827)

Cash Flows From Financing Activities
   Proceeds from short-term obligations, net                                  29,678                       13,642
   Long-term debt assumed by cellular equipment vendor                        (2,845)                           -
   Increase in due to cellular equipment vendor                                3,450                            -
   Repayment of long-term debt                                                (1,211)                           -
   Investment by minority interests                                            3,743                            1
   Proceeds from stock option exercises                                           14                            -
                                                                    ------------------          -------------------

Net Cash Provided By Financing Activities                                     32,829                       13,643
                                                                    ------------------          -------------------

Net Increase (Decrease) In Cash And Cash Equivalents                             782                       (1,400)

Cash And Cash Equivalents At Beginning Of Period                               1,018                        1,919
                                                                    ------------------          -------------------
Cash And Cash Equivalents At End Of Period                            $        1,800              $           519
                                                                    ==================          ===================

See notes to consolidated financial statements



THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in The Associated Group, Inc. (the "Company," as used herein, includes all consolidated subsidiaries, unless the context otherwise indicates) Annual Report on Form 10-K for the year ended December 31, 1995. The audited financial statements of Grupo Portatel, S.A. de C.V. and Subsidiaries for the years ended December 31, 1995, 1994 and 1993 are included as Exhibit 99.1 to The Associated Group, Inc. Annual Report on Form 10-K for the year ended December 31, 1995.

Certain amounts in the financial statements for the 1995 periods have been reclassified to conform to the financial statement presentation for the current period. These reclassifications have no effect on net loss.


2.   CONSOLIDATION OF GRUPO PORTATEL, S.A. de C.V.

At September 30, 1996, the Company, through a wholly owned subsidiary, Associated Communications of Mexico, Inc. ("ACM"), has a 30.2% interest in Grupo Portatel, S.A. de C.V. ("Grupo"), of which Portatel del Sureste, S.A. de C.V. ("Portatel"), a Mexican cellular telephone company, is a wholly owned subsidiary. Effective January 1, 1996, the Company and the other United States shareholder of Grupo agreed to contribute their respective stock interests in Grupo, as well as their rights under an Association in Participation Agreement ("AP Agreement") and a related Joint Venture Agreement, to Grupo Holdings, L.L.C. ("Grupo Holdings"), a new joint venture limited liability company, in which the Company has a 61.6% controlling equity interest. Through December 31, 1995, the Company recorded its investment in Grupo using the equity method. As a result of the formation of Grupo Holdings and the effects of the AP Agreement, the Company has consolidated the financial statements of Grupo with the Company's financial statements as of January 1, 1996.

At September 30, 1996, excluding the effects of the AP Agreement and any dilution that may result from the debt to equity conversion discussed in Note 10, the Company has a 30.2% economic ownership interest and through Grupo Holdings controls a 49.0% voting interest in Grupo. Upon closing of the agreement discussed in Note 10, excluding the effects of the AP Agreement, the Company's ownership interest in Grupo will be reduced to approximately 23.6%.

Subsequent to this transaction, through the AP Agreement and control of Grupo Holdings, the Company will continue to exert sufficient control over Grupo to warrant consolidation of Grupo's financial statements.

As a result of the consolidation of Grupo's financial statements and the formation of Grupo Holdings, equity in loss of affiliates in the 1996 period no longer includes Grupo, and at September 30, 1996, the Company's minority interests include third-party ownership interests of 69.8% and 38.4% for Grupo and Grupo Holdings, respectively. The consolidation of Grupo has no effect on the Company's consolidated net equity, consolidated net loss or per share data since its economic ownership percentage is the same regardless of consolidation of Grupo. The pro forma consolidated revenues of the Company for the three and nine months ended September 30, 1995 would have been $4,377,000 and $13,796,000, respectively, assuming consolidation of Grupo as of January 1, 1995.







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


5.   INVENTORY HELD FOR RESALE

Inventory, which consists of art prints of $1,210,000 and $1,311,000 at September 30, 1996 and December 31, 1995, respectively, and cellular telephones and related equipment of $256,000 and $0 at September 30, 1996 and December 31,

1995, respectively, is recorded at the lower of cost or market value. Cost of art prints is determined under the first-in, first-out method and cost of cellular telephones and related equipment is determined under the last-in, first-out method. Inventory is reported net of a market valuation reserve relating to art inventory of $1,574,000 and $1,582,000 at September 30, 1996 and December 31, 1995, respectively.


6.   MARKETABLE EQUITY SECURITIES

The cost and market value of marketable equity securities classified as available for sale at September 30, 1996, are as follows:

                                                                                 Cost of          Market Value of
           Name of Issuer and                               Number of          Each Issue           Each Issue
           Title of Each Issue                                Shares          In Thousands         In Thousands
-------------------------------------------------------- ----------------- -------------------- --------------------
Tele-Communications, Inc.:
     TCI Group Series A Common Stock                         12,479,976           $ 3,839              $186,420
     TCI Group Series B Common Stock                          7,071,852             1,268               109,614
     Liberty Media Group Series A Common Stock                3,119,993             1,229                89,310
     Liberty Media Group Series B Common Stock                1,767,963               410                51,492

General Communication, Inc.:
     Class A Common Stock                                       326,000                 9                 1,875
     Class B Common Stock                                       138,668                 4                   728

Others                                                          Various               123                   545
                                                                           -------------------- --------------------
                                                                                  $ 6,882              $439,984
                                                                           ==================== ====================



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

Including the effects of the sale of marketable equity securities during the period, the adjustment to the unrealized gain on marketable equity securities, net of tax, recorded as a separate component of stockholders' equity was a decrease of $65,053,000 and an increase of $27,218,000 in the nine months ended September 30, 1996 and 1995, respectively.

As of November 13, 1996, the aggregate market value of the marketable equity securities held by the Company was approximately $401,877,000, representing an approximate $38,107,000 decrease from September 30, 1996.


7.  NOTES RECEIVABLE

Included in noncurrent notes receivable at September 30, 1996 and December 31, 1995 are amounts and accrued interest due from certain Mexican stockholders of Grupo of $20,457,000 and $11,240,000, respectively. Of the increase between periods, $7,162,000 is the result of the formation of and initial contributions of notes receivable to Grupo Holdings by the minority member of Grupo Holdings as discussed in Note 2.

Also included in noncurrent notes receivable at September 30, 1996 is a note and accrued interest of $8,291,000 due from the Chairman and CEO (the "Executive") of Associated Communications, L.L.C. ("ACom"), in which Microwave Services, Inc. ("MSI"), a wholly owned subsidiary of the Company, has a 55% equity interest. Under the terms of the Executive's employment agreement, one-fifth of the principal and interest due under the note will be forgiven on each of the Executive's first two employment anniversary dates if he is still employed by ACom, and the remainder due will be forgiven on the fifth anniversary of employment. In the event that the Executive terminates his employment prior to the fifth anniversary date (other than by reason of his death or disability or for good reason as defined in the employment agreement), any outstanding principal and accrued interest on the note will become immediately due and payable.


8.   OTHER NONCURRENT ASSETS

At September 30, 1996, included in other noncurrent assets are amounts for preoperating expenses of Grupo of $1,263,000, net of accumulated amortization of $1,707,000, and amounts for the cost of concession rights granted to Portatel from the Mexican Ministry of Communications and Transportation ("SCT") to operate cellular telephone services in the southeast region of Mexico of $2,497,000, net of accumulated amortization of $1,028,000. The preoperating expenses are being amortized over a ten year period and the cost of concession rights is being amortized over twenty years, the life of the concession.

At September 30, 1996, also included in other noncurrent assets are amounts for goodwill and noncompete agreements related to the second quarter 1996 purchase of the assets of WCEZ-FM (see Note 3) of $2,417,000, net of accumulated amortization of $116,000. The goodwill is being amortized over a fifteen year period and the noncompete agreements are being amortized over three years, the term of the agreements.


9.   SHORT-TERM OBLIGATIONS

As of September 30, 1996, the Company has outstanding short-term obligations of $63,148,000 under its demand discretionary bank line of credit and a brokerage margin loan facility, with an aggregate of 8,499,980 shares of TCI Group Series A Common Stock pledged as collateral under the Company's credit facilities. Subsequent to September 30, 1996 and through November 13, 1996, an additional 800,000 shares of TCI Group Series A




Common Stock were pledged, increasing the total number of shares pledged to 9,299,980. The Company has obtained a commitment to extend the demand discretionary bank line of credit through November 30, 1997.


10.  LONG-TERM DEBT AND AMOUNTS DUE TO CELLULAR EQUIPMENT VENDOR

Portatel has long-term debt obligations under various credit facilities with a U.S. bank and various related parties (the "Portatel Credit Agreements"). Such long-term obligations are denominated in U.S. dollars and were incurred for working capital, including the purchase and construction of cellular telephone infrastructure equipment. The outstanding debt under the Portatel Credit Agreements is guaranteed by a cellular equipment vendor of Portatel (the "Guarantor"). During 1995 and January 1996, Portatel failed to meet a portion of its debt obligations under such credit facilities. Accordingly, payments were made by the Guarantor to Portatel's lenders on Portatel's behalf. Such amounts are included in current liabilities at September 30, 1996. As a result of Portatel's failure to make such payments, the Guarantor had the right to require Grupo to transfer to the Guarantor 40% of the stock of Portatel held in trust as collateral for such guarantee, but did not exercise its right to acquire such shares. Grupo, Portatel and certain shareholders of Grupo (including the Company) entered into a Contribution Agreement with the Guarantor, effective January 31, 1996, to convert the payments made by the Guarantor in 1995 and January 1996 on behalf of Portatel into capital stock of Grupo. Closing under the Contribution Agreement is contingent upon certain Mexican regulatory consents and approvals, the last of which is currently expected to be obtained in the fourth quarter of 1996. Upon closing, excluding the effects of the AP Agreement, the conversion provided for in the Contribution Agreement will result in a reduction of the Company's ownership interest in Grupo to approximately 23.6%. The effect of the anticipated reduction in the Company's ownership interest in Grupo will be a reclassification of $14,952,000 between due to cellular equipment vendor and minority interests on the Company's consolidated balance sheet. The Guarantor will continue to guarantee the remaining debt of Portatel secured by an approximate 30.7% equity interest in Portatel.

The remaining debt of Portatel is subdivided into various pieces, referred to as Tranches. The loans under Tranche I bear interest at the LIBOR rate plus 2.5%. Interest and principal are payable in semiannual installments through November 15, 2001. The loans under Tranche II bear interest at the LIBOR rate plus 6%. Interest and principal are payable in semiannual installments through September 25, 2001. The amounts outstanding under the Portatel Credit Agreements at September 30, 1996 (in thousands) are as follows:


                                Tranche I        Tranche II            Total
                                ---------        ----------            -----
Current                           $ 1,742          $    340         $  2,082
Long-Term                           7,835             1,362            9,197
                                    -----            ------           ------
                                  $ 9,577           $ 1,702          $11,279

                                  =======           =======          =======



11.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest was approximately $1,565,000 and $838,000 for the nine months ended September 30, 1996 and 1995, respectively. The Company made no federal and state income tax payments during the nine months ended September 30, 1996 and 1995. Grupo paid approximately $475,000 in Mexican taxes in the nine months ended September 30, 1996.


12.  PER SHARE DATA

Weighted average common shares outstanding do not include common stock equivalents since their effect on the net loss per common share would be antidilutive.








Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         As discussed in Note 2 to the consolidated financial statements included elsewhere herein, as of and for the three and nine months ended September 30, 1996, the Company has consolidated the financial statements of Grupo, which investment was accounted for under the equity method in 1995. As a result of the consolidation of Grupo and the formation of Grupo Holdings, equity in loss of affiliates in the 1996 period no longer reflects Grupo, and the Company's minority interests at September 30, 1996 include third-party ownership interests of 69.8% and 38.4% for Grupo and Grupo Holdings, respectively. In addition, the Company's balance sheet at September 30, 1996 reflects higher notes receivable due to the formation of and initial contributions to Grupo Holdings by the minority member of Grupo Holdings.

         This Form 10-Q contains certain forward looking statements about the Company's completion of pending transactions and availability of certain tax benefits. Any such statements are subject to risks that could cause the actual results or needs to vary materially.


Financial Condition


         Currently, the Company is financing its cash requirements from three credit facilities: a $100,000,000 demand discretionary bank line of credit (the "line of credit") and two brokerage margin loan facilities. The Company has obtained a commitment to extend the line of credit through November 30, 1997. As of November 13, 1996, the Company has pledged in the aggregate 9,299,980 shares of TCI Group Series A Common Stock as collateral, and borrowings under the line of credit and one of the brokerage margin loan facilities are limited to 65% of the market value of such stock pledged, with an additional 15% collateral requirement on the brokerage margin loan facility if borrowings exceed $100,000,000, up to a maximum of $200,000,000. Borrowings under the other brokerage margin loan facility are limited to 50% of the market value of such stock pledged. Based on the market value of the stock currently pledged, and outstanding short-term obligations of approximately $70,281,000 as of November 13, 1996, the Company's unused borrowing capacity under the three existing credit facilities is approximately $10,328,000. A significant portion of the Company's assets are liquid, and can be pledged as collateral for added borrowing capacity. Given the market value of the remaining shares of marketable equity securities that could potentially be pledged as additional collateral as of November 13, 1996, the Company's credit facilities provide for additional borrowings of up to approximately $176,060,000. The Company's ability to meet cash needs in the near term for future development depends in large part on the value of its portfolio of securities. The Company periodically evaluates its financial position and alternative financing arrangements.

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

         Portatel has long-term debt obligations under various credit facilities with a U.S. bank and various related parties (the "Portatel Credit Agreements"). Such long-term obligations are denominated in U.S. dollars and were incurred for working capital, including the purchase and construction of cellular telephone infrastructure equipment. The outstanding debt under the Portatel Credit Agreements is guaranteed by a cellular equipment vendor of Portatel (the "Guarantor"). During 1995 and January 1996, Portatel failed to meet a portion of its debt obligations under such credit facilities. Accordingly, payments were made by the Guarantor to Portatel's lenders on Portatel's behalf. Such amounts are included in current liabilities at September 30, 1996. As a result of Portatel's failure to make such payments, the Guarantor had the right to require Grupo to transfer to the Guarantor 40% of the stock of Portatel held in trust as collateral for such guarantee, but did not exercise its right to acquire such shares. Grupo, Portatel and certain shareholders of Grupo (including the Company) entered into a Contribution Agreement with the Guarantor, effective January 31, 1996, to convert the payments made by the Guarantor in 1995 and

January 1996 on behalf of Portatel into capital stock of Grupo. Closing under the Contribution Agreement is contingent upon certain Mexican regulatory consents and approvals, the last of which is currently expected to be obtained in the fourth quarter of 1996. Upon closing, excluding the effects of the AP Agreement, the conversion provided for in the Contribution Agreement will result in a reduction of the Company's ownership interest in Grupo from 30.2% to approximately 23.6%. The effect of the anticipated reduction in the Company's ownership interest in Grupo will be a reclassification of $14,952,000 between due to cellular equipment vendor and minority interests on the Company's consolidated balance sheet. The Guarantor will continue to guarantee the remaining debt of Portatel of $11,279,000 at September 30, 1996, secured by an approximate 30.7% equity interest in Portatel.

         Grupo and Portatel have no external available lines of credit as of September 30, 1996. The Company may be required to meet additional capital requirements with respect to its ownership interest in Grupo, and is committed to making additional loans to the Grupo stockholder who is a Mexican national and a party to the AP Agreement for a portion of any such capital requirements with respect to his ownership interest.

         Net cash used in operating activities was $23,960,000 and $13,216,000 for the nine months ended September 30, 1996 and 1995, respectively. The Company's operating cash needs increased in the 1996 period primarily for direct research and development expenses and ACom start-up expenses (including the advance to the ACom Executive discussed in Note 7 to the consolidated financial statements included elsewhere herein), as well as for interest expense. The 1995 period includes payments for accrued transaction expenses of $5,433,000 related to the December 1994 merger and spin-off of the Company from Associated Communications Corporation. Net cash used in investing activities was $8,087,000 and $1,827,000 for the nine months ended September 30, 1996 and 1995, respectively. The increase in net cash used in investing activities of $6,260,000 was primarily due to $2,639,000 paid for WCEZ-FM, $3,056,000 in capital expenditures which are primarily for the build-out of the ACom microwave network, and equity investments of $3,530,000 in Teletrac, Inc. ("Teletrac") in the 1996 period. These cash outlays were partially offset by proceeds of $3,414,000 from the sale of marketable equity securities in the 1996 period. The Company's borrowings comprise most of the net cash provided by financing activities in the 1996 and 1995 periods of $32,829,000 and $13,643,000, respectively. The increase between periods is primarily the result of higher borrowings in the 1996 period to finance the investing and operating activities described above.



Operating Results for the Three Months Ended September 30, 1996, Compared to the Three Months Ended September 30, 1995

         Total revenues and revenues from wireless communication services increased $4,123,000 and $3,698,000, respectively, in the 1996 period compared to the 1995 period. The majority of the increases is attributable to the inclusion of cellular communication revenues resulting from the consolidation of Grupo described above. Cost of wireless communication services also increased between periods principally due to the consolidation of Grupo.


         Broadcasting revenues increased $362,000, or 75% for the 1996 period compared to the 1995 period, and the cost of radio broadcasting increased $24,000, or 15%. The increase in revenues and costs is principally the result of the acquisition of WCEZ-FM in the second quarter of 1996.

         Art gallery revenues and cost of sales increased $63,000 and $51,000, respectively, for the 1996 period compared to the 1995 period. The increases reflect higher valued sales in the 1996 period as compared to the third quarter of 1995.

         Direct research and development expenses were $2,392,000 and $1,974,000 in the 1996 and 1995 periods, respectively. The increase in 1996 was primarily due to increased expenditures for TruePosition(trademark), the Company's cellular telephone and wireless transmitter location system. Sales, general and administrative expenses were $7,818,000 and $2,481,000 in the 1996 and 1995 periods, respectively. The increase from 1995 to 1996 of $5,337,000 was the result of the consolidation of Grupo, as well as start-up expenditures for ACom, which began providing microwave services in the third quarter of 1996. The increase in depreciation and amortization expense from 1995 to 1996 of $1,054,000 was primarily the result of the consolidation of Grupo.

         The Company's equity in loss of affiliates was $618,000 and $702,000 in the 1996 and 1995 periods, respectively. Due to the consolidation of Grupo in the 1996 period, the Company's equity in loss of affiliates in 1996 reflects only the Company's approximate 20% share of the results of Teletrac for the three months ended September 30, 1996. The Company's initial equity investment in Teletrac was made in November 1995. The Company's equity in loss of affiliates in the 1995 period reflects only the Company's share of the results of Grupo for the three months ended September 30, 1995.

         Interest and dividend income was $523,000 and $250,000 in the 1996 and 1995 periods, respectively. The increase in 1996 of $273,000 is the result of additional interest income on notes receivable included as a result of the formation and consolidation of Grupo Holdings. Interest expense was $1,108,000 and $455,000 in the 1996 and 1995 periods, respectively. The increase in 1996 of $653,000 is the result of the consolidation of the financial statements of Grupo and an increase in the level of outstanding short-term obligations. Minority interests increased $2,478,000 in the 1996 period over the 1995 period, reflecting the 45% outside ownership interest in ACom, as well as the 69.8% and 38.4% third-party ownership interests in Grupo and Grupo Holdings, respectively, also described above.

         The Company recognized an income tax benefit (net of foreign tax expense of Grupo) at an effective rate of approximately 35% and 34% in the 1996 and 1995 periods, respectively. The tax benefit recorded for the three months ended September 30, 1996 includes approximately $1,766,000 of net operating loss. Based on current projections, the Company anticipates it will generate a net operating loss for federal income taxes for the year ended December 31, 1996.


         The Company's net loss was $4,966,000 for the three months ended September 30, 1996, compared to a net loss of $3,339,000 for the three months ended September 30, 1995. The primary reason for the increased loss of $1,627,000 in the 1996 period was increased research and development costs relating to TruePosition(trademark) of $418,000, start-up expenditures for ACom, and the equity in loss of affiliates of $618,000 relating to the Company's investment in Teletrac. The consolidation of the financial statements of Grupo had no effect on the Company's consolidated net loss.



Operating Results for the Nine Months Ended September 30, 1996, Compared to the Nine Months Ended September 30, 1995

         Total revenues and revenues from wireless communication services increased $11,364,000 and $11,022,000, respectively, in the 1996 period compared to the 1995 period. These increases are attributable to the inclusion of cellular communication revenues resulting from the consolidation of Grupo described above. The cost of wireless communication services also increased as a result of the consolidation of costs for Grupo.

         Broadcasting revenues increased $356,000, or 25% for the 1996 period compared to the 1995 period, and the cost of radio broadcasting increased $86,000, or 20%. 1996 revenues and costs reflect the acquisition of WCEZ-FM in the second quarter of 1996.

         Art gallery revenues decreased $14,000, or 3% for the 1996 period compared to the 1995 period. The decrease in art gallery revenues for the nine months ended September 30, 1996 reflects a decline in sales volume in the first half of 1996. The cost of art sales decreased $66,000, or 17% in the 1996 period compared to the 1995 period due to the reduced sales volume in the 1996 period and inventory reserve adjustments in the 1995 period.

         Direct research and development expenses were $6,075,000 and $4,210,000 in the 1996 and 1995 periods, respectively. The increase in 1996 was primarily due to increased expenditures for TruePosition(trademark).




Sales, general and administrative expenses were $16,355,000 and $7,556,000 in the 1996 and 1995 periods, respectively. The increase from 1995 to 1996 of $8,799,000 was the result of the consolidation of Grupo, as well as start-up expenditures for ACom, which began providing microwave services in the third quarter of 1996. The increase in depreciation and amortization expense from 1995 to 1996 of $2,898,000 was primarily the result of the consolidation of Grupo.

         The Company's equity in loss of affiliates was $1,412,000 and $1,859,000 in the 1996 and 1995 periods, respectively. Due to the consolidation of Grupo in the 1996 period, the Company's equity in loss of affiliates in 1996 reflects only the Company's approximate 20% share of the results of Teletrac for the nine months ended September 30, 1996. The Company's initial equity investment in Teletrac was made in November 1995. The Company's equity in loss of affiliates in the 1995 period reflects only the Company's share of the results of Grupo for the nine months ended September 30, 1995.

         The $3,398,000 gain on the sale of marketable equity securities in the 1996 period is the result of the sale of 41,598 shares of TCI Class B 6% Cumulative Redeemable Exchangeable Junior Preferred Stock and 90,000 shares of General Communication, Inc. Class A Common Stock. Interest and dividend income was $1,651,000 and $968,000 in the 1996 and 1995 periods, respectively. The increase in 1996 of $683,000 is the result of additional interest income on notes receivable included as a result of the formation and consolidation of Grupo Holdings. Interest expense was $3,115,000 and $1,179,000 in the 1996 and 1995 periods, respectively. The increase in 1996 of $1,936,000 is the result of the consolidation of the financial statements of Grupo and an increase in the level of outstanding short-term obligations. Minority interests increased $3,830,000 in the 1996 period over the 1995 period, reflecting a 45% outside ownership interest in ACom, as well as the 69.8% and 38.4% third-party ownership interests in Grupo and Grupo Holdings, respectively, also described above.

         The Company recognized an income tax benefit (net of foreign tax expense of Grupo) at an effective rate of approximately 34% in both the 1996 and 1995 periods. The tax benefit recorded for the nine months ended September 30, 1996 includes approximately $3,525,000 of net operating loss. Based on current projections, the Company anticipates it will generate a net operating loss for federal income taxes for the year ended December 31, 1996.

         The Company's net loss was $9,768,000 for the nine months ended September 30, 1996, compared to a net loss of $8,500,000 for the nine months ended September 30, 1995. The primary reason for the increased loss of $1,268,000 in the 1996 period was increased research and development costs relating to TruePosition(trademark) of $1,865,000, increased interest expense, start-up expenditures for ACom, and the equity loss of affiliates of $1,412,000 relating to the Company's investment in Teletrac. Such expenses and loss were offset in part by the gain on marketable equity securities of $3,398,000. The consolidation of the financial statements of Grupo had no effect on the Company's consolidated net loss.




PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

         On August 30, 1996, the Federal Communications Commission ("FCC") issued an Order (the "Freeze Order") freezing the filing of applications for new licenses (including amendments and modifications to existing licenses) for Digital Electronic Message Services ("DEMS") in the 18 GHz frequency band. MSI and Digital Services Corporation ("DSC"), a joint venture equity participant in ACom, hold DEMS licenses in the top 31 U.S. markets in the 18 GHz band. The Freeze Order freezes ACom's pending applications for spectrum in markets outside the top 31 markets pending the outcome of an FCC review of the current licensing approach and related issues in the 18 GHz band. The Freeze Order specifically authorizes existing DEMS licensees, including MSI and DSC, to continue to build out their licensed markets, subject to limited conditions in certain markets. On September 30, 1996, MSI and DSC filed a joint petition for reconsideration of the Freeze Order requesting clarification or amendment of portions thereof.

         Teledesic Corporation ("Teledesic") and MSI and DSC have filed petitions and pleadings with the FCC with respect to the grant of DEMS licenses held by MSI and DSC, and whether or not Teledesic's proposed satellite system can frequency coordinate in the 18 GHz band with existing licensed terrestrial microwave networks and therefore co-exist in the 18 GHz band. MSI and DSC have consistently asserted, and continue to assert, that the satellite and terrestrial networks can co-exist pursuant to traditional frequency coordination procedures. On September 6, 1996, Teledesic, which is not currently a FCC licensee of spectrum in the 18 GHz band, filed a Consolidated Petition to Deny and Petition to Determine Status of Licenses with respect to the DEMS licenses held by MSI and DSC. On September 16, 1996, MSI and DSC filed with the FCC a Joint Petition to Deny Teledesic's Applications for a Non-Geostationary Orbit Fixed Satellite Service System, seeking a denial of Teledesic's application for licenses in the 18 GHz band on the grounds that, in its FCC applications, Teledesic misled the FCC about Teledesic's ability to coordinate with terrestrial microwave networks. In its Consolidated Petition and other FCC filings, Teledesic states that it was unaware of the FCC's public notice process pursuant to which MSI was granted DEMS licenses and that it cannot co-exist with terrestrial based microwave networks.

         MSI is continuing to build out its existing licensed DEMS markets. MSI and ACom believe, and continue to assert before the FCC, that Teledesic's allegations are completely without merit, factually and legally, and are cooperating with the FCC in an effort to resolve the aforementioned proceedings. The Company does not believe that the resolution of such proceedings will have a material adverse effect on the Company, its financial condition, or its results of operations.





Item 3.  Defaults Upon Senior Securities


         See Note 10 to the Company's consolidated financial statements included herein, which is incorporated herein by reference.


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

                    10.2 Employment Agreement, dated as of August 19, 1996, between Associated Communications, L.L.C. and Alex
                            J. Mandl, filed as Exhibit 99.2 to Form 8-K, dated September 6, 1996 and incorporated herein by reference.

                      27 Article 5 Financial Data Schedule for Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.


         (b) Reports on Form 8-K. There was one report on Form 8-K filed in the third quarter of 1996:

                  September 6, 1996--Reporting that effective September 1, 1996, Alex J. Mandl, former president and chief operating officer of AT&T Corporation, became Chairman and Chief Executive Officer of Associated Communications, L.L.C., a majority owned subsidiary of the Company.




                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            THE ASSOCIATED GROUP, INC.
                                                  (Registrant)




Date:  November 13, 1996                    By:  /s/ Myles P. Berkman
                                                 --------------------
                                                 Myles P. Berkman
                                                 Chairman, President,
                                                 Chief Executive Officer
                                                 and Treasurer (Principal
                                                 Financial and Accounting
                                                 Officer)





                                 EXHIBIT INDEX

                                                                                              Page Where
                                                                                               Found or
   Exhibit                                                                                   Incorporated
   Number                                                                                    by Reference
   -----------                                                                             -----------------
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

     4.1      Common Stock Certificates, filed as Exhibits 4.2 and 4.3 to Form
              8-K, dated December 22, 1994 and incorporated herein by reference.                  *

     4.2      Rights Agreement, dated as of December 15, 1994, by and between
              the Company and Mellon Bank, N.A., filed as Exhibit 4.1 to Form                     *
              8-K, dated December 22, 1994 and incorporated herein by
              reference.

    10.2      Employment Agreement, dated as of August 19, 1996, between Associated               *
              Communications, L.L.C. and Alex J. Mandl, filed as Exhibit 99.2 to Form
              8-K, dated September 6, 1996 and incorporated herein by reference.

      27      Article 5 Financial Data Schedule for Quarterly Report on Form
              10-Q for the quarter ended September 30, 1996.                                      **

------------------
*    Previously filed and incorporated by reference
**  Filed only electronically with the Securities and Exchange Commission