Form 10-K405
period 1996-12-31
ASSOCIATED GROUP INC
filed 1997-03-31
CIK 931183

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                  FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1996

                                      OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ________  to ___________

                        Commission File Number 0-24924

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

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                    None.

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                             Title of each class
                             -------------------
               Common Stock, Class A, par value $.10 per share
               Common Stock, Class B, par value $.10 per share
                       Preferred Stock Purchase Rights

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /X/   No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


     As of March 25, 1997 the aggregate market value of the Registrant's Common Stock held by nonaffiliates of the Registrant was approximately $485,436,000.

     The number of shares of the Registrant's classes of Common Stock outstanding as of March 25, 1997:

                       Common Stock, Class A 9,382,962
                       Common Stock, Class B 9,398,410

                     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive proxy statement for the 1997 annual meeting of stockholders, scheduled for June 5, 1997, are incorporated by reference into Part III as set forth herein.

                              Table of Contents

PART I

ITEM 1.  BUSINESS.....................................................    1
           The Company................................................    1
           Digital Termination Services ..............................    1
           TruePosition(TM) Wireless Location System..................    4
           Mexican Cellular Telephone System..........................    6
           Marketable Equity Securities...............................    6
           Radio Broadcasting.........................................    7
           Personal Communications Services...........................    8
           Specialized Mobile Radio...................................    8
           Other Wireless Communications Businesses...................    9
           Retail Art Gallery.........................................    9
           Industry Segments..........................................    9
           Regulatory Environment.....................................    9
           Employees..................................................   10

ITEM 2.  PROPERTIES...................................................   10
ITEM 3.  LEGAL PROCEEDINGS............................................   10
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........   11

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS..........................................   12
ITEM 6.  SELECTED FINANCIAL DATA......................................   13
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..........................   14
         Liquidity and Capital Resources..............................   14
         Operating Results............................................   16
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................   18
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE..........................   18

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........   19
ITEM 11. EXECUTIVE COMPENSATION.......................................   19
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT...............................................   19
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............   19

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K.....................................................   20

                                    PART I

ITEM 1.  BUSINESS

The Company

        The Associated Group, Inc. (the "Company") is principally engaged in the ownership and operation of, and also owns interests in, a variety of wireless communications related businesses. In December 1994, the Company was spun-off (the "Spin-Off") from Associated Communications Corporation ("Associated"), which at the time was one of the largest independent cellular telephone system operators in the United States. The Company's businesses and other assets are described below.

Digital Termination Services

        Microwave Services, Inc. ("MSI"), a wholly-owned subsidiary of the Company, was formed to pursue the provision of digital voice, high speed data and video services over a broadband wireless radio network. MSI applied for and received from the Federal Communications Commission ("FCC") licenses in top Statistical Metropolitan Service Areas ("SMSA") to provide Digital Termination Services utilizing channels in the 18 GHz frequency band (18.870 GHz to 19.260
GHz) allocated pursuant to the rules governing common carrier Digital Electronic Message Services ("DEMS") in the United States.

        In March 1996, MSI and Digital Services Corporation ("DSC"), another licensee of DEMS channels, formed a joint venture limited liability company, DMT, L.L.C., now known as Associated Communications, L.L.C. ("ACOM"), in which MSI has a controlling 55% voting member equity interest, to provide administrative and management services to each of MSI and DSC. Pursuant to an Administration and Management Services Agreement (the "Management Agreements") entered into between ACOM and each of MSI and DSC, MSI and DSC each seek to achieve economies of scale for their licensed systems and their customers in an effort to make use of their licensed frequencies more efficiently and to provide a broader range and greater quality and quantity of services than either of the companies would be able to accomplish independently. ACOM's services to MSI and DSC include, among others, network design, purchase of equipment, deployment and maintenance of network infrastructure, securing of site leases, and marketing of services to potential customers. In addition, ACOM has the option to require the contribution of the DEMS licenses owned by each joint venture member to ACOM, subject to the approval of the FCC and other applicable governmental authorities. MSI and DSC hold DEMS licenses in 31 of the top SMSAs in the United States. In 1996, ACOM filed applications for additional DEMS licenses.

        On August 30, 1996, the FCC issued an Order (the "Freeze Order") freezing the filing of applications for new licenses (including amendments and modifications to existing licenses) for DEMS in the 18 GHz band. The Freeze Order held in abeyance ACOM's and MSI's applications for additional DEMS licenses pending the outcome of an FCC review of the current licensing approach for DEMS.

        On March 10, 1997, ACOM entered into a Stock Contribution Agreement

(the "Stock Agreement") with another DEMS licensee and its sole shareholder (the "Sole Shareholder") for the contribution of all of the stock of the licensee to ACOM in exchange for an initial cash payment and additional cash payments and ownership interests in ACOM upon consummation of the transactions and ACOM's acquisition of the stock and the licenses contemplated by the Stock Agreement. Consummation of the transactions and transfer of these licenses is subject to certain closing conditions and the receipt of all necessary regulatory approvals, including approval by the FCC. The amount of the equity interest in ACOM to be issued to the Sole Shareholder is dependent upon certain conditions, but shall not exceed 5% determined as of the date of the Stock Agreement. Subsequent to a closing, the Sole Shareholder will have a full member interest in ACOM pursuant to the Limited Liability Company Agreement, to which MSI and DSC are parties.

        On March 14, 1997, the FCC issued an Order (the "Relocation Order") providing for the relocation of DEMS from the

18 GHz to the 24 GHz band (24.25 GHz to 24.45 GHz and 25.05 GHz to 25.25 GHz). The Relocation Order addressed the government's concerns regarding potential interference with government satellite facilities at 18 GHz, as well as potential coordination issues with a proposed commercial satellite network. Pursuant to the Relocation Order, DEMS will be relocated from 100 MHz over 5 channels at 18 GHz to 400 MHz over 5 channels at 24 GHz, allowing DEMS systems to maintain equivalent information capacity to similarly engineered systems at 18 GHz. MSI and DSC will be relocated on a channel-by-channel basis to the new band. In the Relocation Order, the FCC also stated that it would grant licenses for pending applications that had passed the 60-day period for filing mutually exclusive applications prior to the Freeze Order. The Relocation Order is subject to administrative or judicial review.

        The following table represents a summary (upon implementation of the Relocation Order) of (i) licenses held by MSI and DSC, which are subject to the Management Agreements; (ii) licenses granted to MSI pursuant to pending applications; and (iii) licenses to be acquired pursuant to the Stock Agreement, subject to necessary regulatory approvals, including the FCC.

               SMSA                            Amount of Spectrum (MHz)
               Rank          Market            Upon Relocation to 24 GHz
               ----          ------            -------------------------
                 1      New York, NY                       400
                 2      Los Angeles, CA                    400
                 3      Chicago, IL                        400
                 4      Philadelphia, PA                   320
                 5      Detroit, MI                        400
                 6      Dallas, TX                         400
                 7      Houston, TX                        400
                 8      Washington, DC                     400
                 9      San Francisco, CA                  320
                 10     Boston, MA                         400
                 12     Atlanta, GA                        400

                 13     San Diego, CA                      320
                 15     Minneapolis, MN                    400
                 17     St. Louis, MO                      400
                 18     Baltimore, MD                      320
                 19     Phoenix, AZ                        400
                 20     Seattle, WA                        400
                 21     Pittsburgh, PA                     400
                 22     Denver, CO                          80
                 23     Miami, FL                          400
                 24     Tampa, FL                          400
                 26     Cleveland, OH                      320
                 27     Portland, OR                       320
                 28     San Jose, CA                       240
                 29     Cincinnati, OH                     240
                 30     Kansas City, MO                    320
                 31     Sacramento, CA                     320
                 32     Milwaukee, WI                      320
                 33     San Antonio, TX                    320
                 35     Indianapolis, IN                   320
                 36     Columbus, OH                        80

       In addition, upon the grant of licenses by the FCC pursuant to pending applications which passed the 60-day period for filing mutually exclusive applications prior to the Freeze Order, ACOM will hold a DEMS license for 1 channel (80 MHz at 24 GHz) in each of the following markets:

       Salt Lake City, UT         Birmingham, AL          Akron, OH
       Orlando, FL                Austin, TX              Greenville, SC
       Buffalo, NY                Honolulu, HI            El Paso, TX
       New Orleans, LA            Dayton, OH              Omaha, NE
       Hartford, CT               Albany, NY              Wilmington, DE
       Nashville, TN              Charlotte, NC           Albuquerque, NM
       Norfolk, VA                Richmond, VA            Springfield, MA
       Rochester, NY              Tulsa, OK               Baton Rouge, LA
       Memphis, TN                Columbus, OH            Charleston, SC
       Jacksonville, FL           Raleigh, NC             New Haven, CT
       Oklahoma City, OK          Fresno, CA              Stockton, CA
       Greensboro, NC             Tucson, AZ              Newport News, VA
       Louisville, KY             Allentown, PA           Santa Barbara, CA
       West Palm Beach, FL        Ventura, CA             Trenton, NJ
       Las Vegas, NV              Syracuse, NY

        DEMS licenses authorize the construction of transmission stations using the specified channels at sites generally within these SMSA regions for the purposes of providing DEMS, which may include both point-to-multipoint and point-to-point applications. Unlike certain other portions of the spectrum for fixed point-to-point services which are typically licensed on a per transmission path basis following frequency coordination, a DEMS licensee has exclusive use of the spectrum within its licensed SMSA.


        ACOM continues to build its development team, including additional key management, marketing, sales and administrative personnel. On September 1, 1996, Alex J. Mandl, formerly President and Chief Operating Officer of AT&T, joined ACOM as its Chairman and Chief Executive Officer. ACOM has also appointed Kirby
J. Pickle, Jr., formerly Executive Vice President of MFS Communications Corporation and President of one of its principal subsidiaries, UUNet Technologies, Inc., as President and Chief Operating Officer. In addition, Laurence E. Harris, formerly Senior Vice President and General Counsel of MCI Communications, Inc., has joined ACOM as Senior Vice President and General Counsel.

        MSI, through ACOM, seeks to expand its current service offerings (consisting of internet access and microwave carrier services) to become a full service broadband telecommunications provider, and to market a variety of services, which include switch-based, fiber-quality digital services as a Competitive Local Exchange Carrier ("CLEC"). ACOM plans to offer services to its customers both on-net, through the broadband fixed wireless network, and off-net, by reselling particular network elements. Initial customers are anticipated to be small and medium sized businesses. Although there can be no assurance, the Company believes that its broadband wireless network will be highly flexible and modular, and will have significant advantages over wired alternatives with regard to cost, speed of deployment, ease of installation, comparable quality and reliability, and compatibility with existing telecommunications architectures.

        The Company's telecommunications services are subject to varying degrees of federal, state and local regulation. Generally, the FCC exercises jurisdiction over all telecommunications service providers to the extent such services involve the provision of jurisdictionally interstate or international telecommunications, including the resale of long distance services, the provision of local access services necessary to connect callers to long distance carriers, and the use of electromagnetic spectrum (i.e., wireless services). With the passage of the Telecommunications Act of 1996 (the "Telecommunications Act"), the FCC's jurisdiction has been extended to include certain interconnection and related matters that traditionally have been considered subject primarily to state regulation. The state regulatory commissions retain nonexclusive jurisdiction over the provision of telecommunications services to the extent such services involve the provision of jurisdictionally intrastate telecommunications.

        In order to provide local exchange services, MSI must obtain the approval of state regulatory authorities prior to offering such services in each state. MSI is currently authorized to operate as a CLEC in Florida, Illinois, Massachusetts, New York and the District of Columbia, and has applications pending in each of the other jurisdictions for which it holds an FCC license. There can be no assurance that MSI will obtain or retain such state authorizations. Further, as a CLEC, MSI will be subject to additional state regulatory and service requirements, including those relating to quality of service.


        It is expected that MSI's service offerings will compete with those offered by the incumbent local exchange carriers ("LECs"), fiber-based telecommunications providers, as well as other wireless carriers, including 2 GHz, 28 GHz and 38 GHz wireless communications operators, point-to-point microwave operators and proposed global broadband satellite systems. Many of these potential competitors have substantially greater financial, technical, marketing, sales and other resources than MSI. In addition, the FCC has stated in the Relocation Order that it will conduct a rulemaking proceeding regarding the issuance of additional DEMS licenses in the 24 GHz band. The grant of additional authorizations, as well as the auction and grant of additional licenses in other frequency bands, could result in increased competition. The Company believes that MSI, through ACOM, will be able to compete effectively in the marketplace, although there can be no assurance in this regard.

        As required by the Telecommunications Act, in August 1996 the FCC adopted new rules implementing the Telecommunications Act (the "Interconnection Order"). These rules constitute a pro-competitive, deregulatory national policy framework designed to remove or minimize the regulatory, economic and operational impediments to full competition for local services, including switched local exchange service. Among other things, the Interconnection Order established rules requiring LECs to interconnect with new entrants such as MSI pursuant to certain enumerated procedures. In order to establish interconnection arrangements with the LECs, MSI has initiated, pursuant to the Interconnection Order, negotiations with several LECs. No assurance can be given that MSI will be able to enter into interconnection arrangements that are optimal to MSI's particular economic and technological requirements.

        The Company does not anticipate that the Relocation Order will have an adverse impact on the prospects of MSI or ACOM's success in the marketplace. However, no assurance can be given in this regard. In particular, the Company is unable to predict the availability, pricing and technical sufficiency of equipment required to utilize the 24 GHz frequency, or the extent to which implementation of the Relocation Order will affect MSI's service offerings in the licensed markets.

TruePosition(TM) Wireless Location System

        Through its wholly-owned subsidiary, Associated RT, Inc. ("ART"), the Company is developing and seeking to commercialize systems and related services for locating cellular telephones and other wireless transmitters, through its TruePosition Wireless Location System ("TruePosition"). TruePosition is an overlay system designed to enable mobile wireless service providers to determine the location of any cellular or Personal Communication Services ("PCS") telephone. TruePosition uses patented advanced time difference of arrival ("TDOA") technology to calculate the latitude and longitude of any designated wireless telephone or transmitter and forwards this information in real time to any desired application software. The system's design is intended to support many cellular and end-user applications, including enhanced 911 services ("E911"), cellular fraud detection and prosecution, location sensitive billing, fleet management systems, cellular system optimization, as well as various vehicle, object and personal location applications. The system has initially been developed to support analog cellular telephony, including the existing United States base of an estimated 46 million wireless telephones, without alteration to the telephone handsets. ART is in the process of developing support for digital formats of cellular and PCS telephony.

        There are three basic components of the TruePosition system. The Signal Collection System ("SCS") consists of a wideband digital radio which is generally located at certain of the existing cell sites of a wireless carrier. The SCS collects signals transmitted by each mobile telephone on the wireless system's reverse control channel. These signals are generated periodically (or at the instruction of the carrier) while the mobile telephone is turned on or otherwise in use. Therefore, it is not necessary for the mobile telephone user to be on a telephone call to be located by TruePosition, nor does TruePosition require the mobile telephone user to make any adjustments or additions to the mobile telephone handset. The collected signals are transferred to a TDOA Location Processor, which performs digital signal processing and algorithmic functions to determine the latitude and longitude of the signal's origination. The latitude and longitude, along with other information, such as the mobile telephone's Mobile Identification Number, the dialed digits, speed of travel, direction of travel and the mobile telephone's Electronic Serial Number, is then transmitted to an Applications Processor, consisting of a variety of software packages that utilize the location data for specific applications. To date, ART has developed three software packages to be used with the system. The first is an interface between TruePosition and E911 systems that forwards location information in real time to an emergency operator when a mobile telephone user dials "911." ART has also developed a stand-alone billing system for a wireless carrier that can be used for location sensitive billing. The third application is a limited vehicle management application that is intended to demonstrate a variety of functionality to potential end-users, although it is expected that an actual end-user would require additional customized development. ART is also creating a general purpose application programming interface, so that third party developers can also build software packages that work with TruePosition.

        According to estimates of the Cellular Telephone Industry Association ("CTIA"), 18 million emergency calls are made each year from wireless telephones. CTIA also estimates that nearly two-thirds of existing wireless telephone subscribers purchased their wireless telephones for personal safety reasons. In 1994, the FCC initiated a rulemaking procedure for the availability of basic 911 services and the implementation of E911 for wireless services.

        On June 12, 1996, the FCC issued a Report and Order (the "Order") which requires Commercial Mobile Radio Service providers of real time voice services to offer E911 access and services to mobile radio callers. The Order followed discussions between the FCC and representatives of the wireless industry, principally CTIA, and public safety organizations, principally the National Emergency Number Association, the Association of Public Safety Communications Officials and the National Association of State Nine One One Administrators, regarding wireless compatibility issues and related matters. The Order mandates a two phase implementation of location capability and also provides that the processing and transmission of E911 and location information may not be subject to any user validation or similar procedure. In Phase I, which must be implemented by March 1998, wireless providers must provide cell site and call-back information for wireless 911 callers to the Public Safety Answering Point, where emergency service personnel handle 911 calls. Phase II, which must be implemented by October 2001, requires wireless providers to report the location of wireless 911 callers with an accuracy of 125 meters (410 feet) for 67% of all such calls. Both phases require 911 organizations to make a formal request to the carrier for such services, and require a mechanism to fund the technology upgrades. TruePosition has been designed to provide wireless carriers with the ability to meet these requirements, although there can be no assurance in this regard.

        There are currently approximately 60 individuals working on TruePosition, including consultants engaged by ART to assist in development efforts. In addition, ART continues to build its team, which will include additional development, marketing, sales and administrative personnel. In March 1997, Kent R. Sander joined ART as President and Chief Operating Officer, and the Company as a Vice President. Mr. Sander spent fourteen years at Ericsson Radio Systems, Inc., the principal U.S. subsidiary of the Swedish telecommunications firm, LM Ericsson, most recently as Vice President, Business Operations, East Region, in which he managed all of Ericsson's activities in the East Region, including sales, operations and engineering.

        ART continues to advance the commercialization process for TruePosition. In December 1996, ART, in cooperation with the Greater Harris County 911 Emergency Network and Houston Cellular, a partnership of BellSouth and AT&T Wireless, successfully demonstrated the first installed TruePosition system in an eight cell-site platform in Houston, Texas. In January 1997, in conjunction with Comcast Cellular Communications, Inc. ("Comcast"), the State of New Jersey, Bell Atlantic Corporation and other E911 participants, ART launched a trial demonstration of TruePosition in New Jersey. The New Jersey Wireless Enhanced 911 System covers the southernmost fifty miles of the I-295/New Jersey Turnpike corridor, and provides real time location information for wireless E911 calls originating from Comcast subscribers within the trial area. The trial is currently scheduled to run approximately through the end of April 1997. ART continues to conduct discussions with Comcast and several other wireless carriers regarding the potential commercial implementation of TruePosition systems, although there can be no assurance that any commercial agreements will be reached or that ART will be successful in commercializing its TruePosition technology.

        There exist several alternative location technologies, including global positioning systems, angle of arrival, measurement of signal attenuation, as well as other forms of time difference of arrival technology. ART believes that the TruePosition technological approach has significant advantages over such competing technologies. However, there can be no assurance as to the ultimate success of TruePosition technology versus competing technologies. In addition, potential competitors which are developing these alternative location technologies include major domestic and international companies, many of which have substantially greater financial, technical, marketing, sales and other resources than the Company.

        In addition to TruePosition, ART currently owns a 12.7% equity interest in Teletrac, Inc. ("Teletrac"), consisting of a combination of common and preferred stock, for which ART paid in the aggregate $6 million. Teletrac is in the business of providing location and, potentially, messaging services primarily for vehicle and fleet management. Its technology differs from that of TruePosition in that it requires the installation of dedicated equipment in the vehicle to be located, and operates in a band which requires Teletrac to have a specific license for location services from the FCC. TruePosition, in contrast, is designed to operate on mobile telephone systems already licensed by the FCC.

Mexican Cellular Telephone System

        As of December 31, 1996, the Company, through a wholly-owned subsidiary, Associated Communications of Mexico, Inc. ("ACM"), owned 30.2% of the capital stock of Grupo Portatel, S.A. de C.V. ("Grupo"), a Mexican corporation of which Portatel del Sureste, S.A. de C.V. ("Portatel") is a wholly-owned subsidiary. Portatel is licensed to provide cellular telephone services in Region 8, covering southeastern Mexico and the Yucatan Peninsula. ACM and another shareholder of Grupo (the "Grupo Shareholder") have granted voting rights with respect to, and agreed to contribute, their interests in Grupo to a joint venture limited liability company, known as Grupo Holdings, L.L.C. ("Grupo Holdings"). ACM and the Grupo Shareholder are the only members of Grupo Holdings, in which ACM has a 61.6% controlling equity interest.

        During 1995 and January 1996, Portatel failed to make certain debt payments under various credit facilities, which are guaranteed by a vendor of Portatel (the "Guarantor"). Accordingly, payments were made by the Guarantor to Portatel's lenders on Portatel's behalf. As a result of Portatel's failure to make such payments, the Guarantor had the right to require Grupo to transfer to the Guarantor 40% of the stock of Portatel held in trust as collateral for such guarantee, but did not exercise its right to acquire such shares. Grupo, Portatel, and certain shareholders of Grupo (including ACM), have entered into a Contribution Agreement dated as of January 31, 1996 with the Guarantor for the purpose of converting approximately $14.7 million of Portatel's debt, which was paid by the Guarantor, into an approximate 21.7% equity interest in Grupo. The Guarantor will continue to guarantee the remaining debt of Portatel of approximately $10.4 million, secured by an approximate 30.7% equity interest in Portatel. The transactions contemplated by the Contribution Agreement were subject to certain Mexican regulatory consents and approvals, the last of which was received in the first quarter of 1997. After the closing under the Contribution Agreement, excluding the effect of the agreements mentioned below, Grupo Holdings will have a 38.4% voting equity interest in Grupo. Accordingly, through control of Grupo Holdings and certain agreements among ACM, the Grupo Shareholder and another shareholder of Grupo, ACM has sufficient control over the assets of Grupo such that the Company consolidated the financial statements of Grupo effective January 1, 1996 (see Note 3 to the Company's financial statements included in Item 14 of this Annual Report on Form 10-K).

        A subsidiary of Telefonos de Mexico, S.A. de C.V. ("RadioMovil") holds a license to provide nationwide cellular service in Mexico. The Company believes that Portatel competes effectively with RadioMovil, however, competition has been intense and there can be no assurance in this regard. The Mexican Ministry of Communications and Transportation ("SCT") regulates the tariffs of cellular service providers in Mexico and service rate increases may only be implemented with SCT approval.

        Portatel has been significantly affected by the decline in the state of the Mexican economy, which began in late 1994 as a result of the devaluation of the Mexican new peso. Resulting high inflation rates have continued into 1996 and have impacted Portatel's revenues, financing and procurement. The Company's operating results with respect to its investment in Grupo will continue to be subject to fluctuations in the peso's exchange rate and inflation in the Mexican economy. One potential impact on the Company is the possibility of an increase in cash outlays to Grupo, the extent of which is not readily determinable.

Marketable Equity Securities

        As of March 25, 1997, the Company's portfolio of marketable equity securities (the "Portfolio Securities"), with a market value of approximately $420,665,000, includes 12,479,976 shares of Tele-Communications, Inc. ("TCI") Group Series A Common Stock, 7,071,852 shares of TCI Group Series B Common Stock, 5,463,970 shares of Liberty Media ("Liberty") Group Series A Common Stock, 1,767,963 shares of Liberty Media Group Series B Common Stock, 1,247,997 shares of TCI Satellite Entertainment, Inc. ("TCI Satellite") Class A Common Stock, 707,185 shares of TCI Satellite Class B Common Stock, and other securities.

        Holdings in TCI and Liberty account for over 95% of the value of the Company's portfolio of marketable equity securities at March 25, 1997. TCI is principally engaged in the development and operation of cable television systems and is one of the nation's largest cable television companies in terms of subscribers. Liberty is the cable television programming "tracking" stock of TCI. Based on the number of outstanding TCI and Liberty shares as of January 31, 1997 reported in TCI's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, the Company's TCI and Liberty holdings represent approximately 5.6% of the outstanding aggregate voting power of TCI and Liberty.

        In December 1996, TCI distributed the stock of its satellite business unit, TCI Satellite, to holders of TCI Group Series A and TCI Group Series B Common Stock. The Company received a distribution of one share of TCI Satellite Class A Common Stock and one share of TCI Satellite Class B Common Stock for every ten shares of TCI Group Series A Common Stock and TCI Group Series B Common Stock owned, respectively. Based on the number of outstanding shares of TCI Satellite as of December 31, 1996 reported in TCI Satellite's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, the Company's holdings represent approximately 5.8% of the outstanding voting power of TCI Satellite.

        Other marketable equity securities owned by the Company have an aggregate market value of approximately $4,392,000 as of March 25, 1997.


        The Company utilizes the Portfolio Securities as a source of funds for operations and development of its various businesses. In this regard, in order to provide ART and MSI with an assured source of capital for their respective development programs, in 1996 the Company and its wholly-owned subsidiary which holds the Portfolio Securities ("Portfolio Sub") entered into an agreement with ART and MSI whereby the Company committed to contribute to them as capital during 1996 and 1997 specified minimum annual amounts. In turn, Portfolio Sub agreed to obtain through borrowings or other sources of funds and to distribute to the Company the cash amounts necessary for the Company to meet such capital contribution commitments to ART and MSI, as well as certain additional specified minimum quarterly cash amounts during 1996 and 1997 to fund the Company's operating cash requirements during those years. In addition, the Company has adopted a policy of disposing of a portion of the Portfolio Securities from time to time, to the extent net operating loss carryforwards are available to offset tax liabilities resulting from such dispositions and otherwise as deemed appropriate by the Company, to fund the development and commercialization of its wireless communications technologies and to make acquisitions of operating companies. Consistent with this policy, in 1996 the Company sold certain of its marketable securities for pretax proceeds of approximately $3,414,000 at a gain of $3,398,000, and in 1997, as of March 25, 1997, for pretax proceeds of approximately $2,245,000 at a gain of $2,223,000 (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources").

Radio Broadcasting

        The Company owns and operates WSTV-AM and WRKY-FM in Steubenville, Ohio and WOMP-AM/FM in Bellaire, Ohio, which serves Bellaire and the adjacent Wheeling, West Virginia markets. Since the Bellaire and Wheeling markets are adjacent to the Steubenville market, the radio operations share certain services. Additionally, the Company owns and operates WCEZ-FM in Delaware, Ohio, serving the Delaware/Columbus markets.

The following table sets forth certain information concerning the broadcasting stations:

                                                            Stations in Market
  Market                  Station    Format                 (AM & FM Combined)
  ------                  -------    ------                 ------------------

  Steubenville, OH and   WSTV-AM     News-Talk-Sports                5
  Weirton, WV            WRKY-FM     Hot Country

  Wheeling, WV and       WOMP-AM     News-Talk-Sports               12
  Bellaire, OH           WOMP-FM     Bright Adult Contemporary

  Delaware/              WCEZ-FM     Soft Adult Contemporary        29
  Columbus, OH

        The Company's radio broadcasting stations are subject to the regulations and licensing requirements of the FCC. The FCC is authorized to issue, revoke and modify broadcasting licenses, determine station frequencies, areas to be served and power to be used, and to impose penalties for noncompliance with its regulations. Pursuant to the Telecommunications Act, radio broadcast licenses may be granted by the FCC for a maximum period of eight years, and, upon application, may be renewed for successive eight year periods. Each of the radio broadcast licenses listed above has been renewed under the Telecommunications Act for such eight year periods, and the term of each license continues to October 1, 2004.

Personal Communications Services

        The Company has a 75% interest in a general partnership which holds a 4.42% interest in Omnipoint Communications, Inc. ("OCI"), a subsidiary of Omnipoint Corporation ("Omnipoint Parent"). OCI was awarded one of three pioneer's preferences by the FCC to receive a license to construct and operate a broadband PCS system. The license received by OCI covers the New York Major Trading Area ("MTA"), a region with a population of approximately 27 million, including New York City. OCI is required to make a payment of approximately $350 million for its license, payable over five years (interest only payments during the first two years). In January 1996, Omnipoint Parent successfully completed an initial public offering and is currently traded on the Nasdaq National Market under the symbol "OMPT."

Specialized Mobile Radio

        The Company, through its wholly-owned subsidiary, Associated SMR, Inc. ("ASMR"), has an approximate 14% equity investment in Corporacion Mobilcom, S.A. de C.V. ("Mobilcom"), a Mexican corporation which owns and operates SMR systems. SMR, or "trunked mobile radio," is a wireless communication service which can transmit voice and data. Mobilcom holds licenses or equity interests in corporations licensed to provide trunked mobile radio service in the 800 MHz and 400 MHz bands in major metropolitan areas throughout Mexico, including Mexico City, Guadalajara and Monterrey, as well as the connecting highways.

        On August 23, 1996, Mobilcom and its shareholders completed a transaction with Nextel Communications, Inc. ("Nextel"), an existing shareholder of Mobilcom, pursuant to which Nextel purchased an additional 19% equity interest in Mobilcom. In addition, ASMR and certain other shareholders of Mobilcom (collectively, the "Mobilcom Investors"), entered into a put-call agreement (the "Put-Call Agreement") with Nextel, pursuant to which, under certain circumstances, the Mobilcom Investors have the right to cause Nextel to purchase, and Nextel shall have the right to buy, the entire equity interest of the Mobilcom Investors. The Put-Call Agreement became effective on October 24, 1996 (the "Effective Date"). After the first anniversary of the Effective Date, and prior to the third anniversary of the Effective Date, the Mobilcom Investors collectively shall have the right to put their shares to Nextel upon the taking of certain actions by Mobilcom, if the Mobilcom Investors, or directors designated by them, have voted against such actions (a "Put Event"). On the third anniversary of the Effective Date, a Put Event is deemed to have occurred automatically, and if the Mobilcom Investors do not exercise their put rights, Nextel shall have the right to call such shares. A Put Event shall also be deemed to have occurred on January 22, 1998 if the Mobilcom Investors have not had the opportunity to vote for or against certain actions proposed by Mobilcom.

The purchase price for the put-call shares is based upon a fair market value of Mobilcom, which fair market value shall in no event be deemed to be less than $150 million. In the event that the fair market value of

Mobilcom exceeds $250 million, for purposes of the Put-Call Agreement, the fair market value shall be deemed to be $250 million plus 50% of the amount by which such valuation exceeds $250 million.

Other Wireless Communications Businesses

        The Company owns and operates a digital wireless communications network in the Los Angeles, California market. The microwave network operates as a Competitive Access Provider ("CAP") of local exchange service to interexchange carriers and private users, who transmit voice and data through the network. The CAP has initiated a program to expand its service offering in its licensed market in cooperation with MSI and ACOM. The CAP faces significant competition from other alternative access providers, particularly a LEC and companies using fiber optic technology.

Retail Art Gallery

        Associated American Artists ("AAA") is an art gallery owned by the Company which sells original prints, drawings, oil paintings, sculptures and related works of art, located at Twenty West 57th Street in New York City. The gallery's inventory has been acquired directly from artists, as well as from dealers, collectors and estates of artists. The gallery also holds inventory for sale on consignment. The need to maintain a broad selection of works requires a large inventory investment in relation to sales volume. AAA competes with other galleries in the United States. AAA maintains exhibitions of outstanding artists from Old Masters to Contemporary Masters, and loans works for exhibitions to major museums, universities, libraries and other institutions around the country.

Industry Segments

        Financial information by industry segment is included in Note 17 to the Company's financial statements included in Item 14 elsewhere in this Annual Report on Form 10-K.

Regulatory Environment

        Most of the businesses which the Company either owns or in which the Company has an interest are subject to regulation at federal, state and local levels in the United States or at various levels in other countries. The Company's domestic broadcasting and communications assets and investments are generally regulated by the FCC, and its Mexican communications assets and investments are subject to Mexican regulatory authority. The Company currently anticipates that similar regulations will govern certain of the industries in which it is likely to operate or make investments in the future. Changes in the laws or regulations governing these industries, in the United States or elsewhere, could adversely affect the Company's business.

        At the time of the Spin-Off, the Company's indirect interest in the Portfolio Securities constituted a substantial majority of the total value of its assets, and the Company could have been considered to be engaged in the business of holding or owning investment securities within the meaning of the Investment Company Act of 1940 (the "1940 Act"), potentially subjecting the Company to regulation as an investment company by the Securities and Exchange Commission (the "Commission") and potentially significantly and adversely affecting the Company's activities. In accordance with the rules promulgated by the Commission under the 1940 Act, the Company was deemed not to be engaged in such business (and was therefore not subject to such regulation) for a period of at least one year following the Spin-Off because of the Company's intent to be engaged primarily in a business other than holding or owning investment securities as soon as reasonably possible and, in any event, prior to the end of such one-year period. These rules require that the Company's intent be evidenced by the Company's business activities and an appropriate resolution of its Board of Directors. The Board of Directors adopted such a resolution.

        During 1995 and 1996, the Board of Directors of the Company conducted extensive reviews of the Company's development, activities, assets and sources of income. The Board of Directors in particular reviewed the Company's progress in developing various communications technologies, ranges of valuations for the Company's businesses and other assets at that time, the Company's policy of borrowing against the Portfolio Securities, and disposing of a portion of the Portfolio Securities from time to time to the extent net operating loss carryforwards are available to offset tax liabilities resulting from such dispositions and otherwise as deemed appropriate by the Company, to finance the Company's development and commercialization of its communications technologies and to make acquisitions of operating companies, the commitments of the Company and Portfolio Sub to fund the anticipated capital needs of ART and MSI, as well as the anticipated operating cash requirements of the Company, as described above, the Company's restructuring of certain of its subsidiaries, the Company's interest in acquiring companies with emerging technologies and its efforts to do so, and the activities of the Company's officers and employees. In this connection the Board of Directors worked with professional advisors and also reviewed their analyses.

        Based on this review, the Board of Directors determined that the Company was primarily engaged in businesses other than investing, owning, holding or trading in securities, and accordingly was not at those times required to register as an investment company under the 1940 Act. The Board's determination has been confirmed as a result of events occurring, and activities engaged in, by the Company during 1996. For example, as a result of the rapid development of the Company's broadband wireless communications business and wireless location business, as well as a decrease in the net after-tax value of the Portfolio Securities, the Company believes that the Portfolio Securities no longer constitute even 40% of the total value of the Company's assets. However, the Company's ability to continue not being subject to such registration is subject to numerous factors, some of which may be outside the Company's control. These factors include, among others, whether the Company's wireless communications businesses continue to develop favorably, whether the Company makes additional acquisitions, whether the Portfolio Securities increase or decrease in value, and the rate at which the Company borrows against and disposes of Portfolio Securities in order to finance its developing businesses and acquisitions. In view of the foregoing factors, no assurance can be given that the Company will not at some point in the future be required to register as an investment company or business development company under the 1940 Act.

Employees

        As of March 25, 1997, the Company had an aggregate of 300 employees, including 47 employees of ACOM and 145 employees of Grupo and its subsidiaries.

ITEM 2.  PROPERTIES

        The Company owns its principal executive office in Pittsburgh, Pennsylvania. Additional executive offices are leased in New York, New York; Bala Cynwyd, Pennsylvania; Tampa, Florida and Wilmington, Delaware. The Company's wireless communications businesses lease office space in Alexandria, Virginia; Philadelphia, Pennsylvania; Los Angeles, California, and in southeastern Mexico. These businesses also lease transmitter and antenna sites in various major cities in the United States and in southeastern Mexico. The Company's radio broadcast operations maintain administrative offices, studios, transmitter and antenna sites, located in Bellaire, Delaware and Steubenville, Ohio, which are either owned or leased. The Company's New York City art gallery leases sales and administrative offices.

        See Note 12 to the Company's financial statements included in Item 14 elsewhere in this Annual Report on Form 10-K for additional information regarding future minimum lease commitments.

        The Company's management believes that its properties are adequate for the existing business conditions and are in adequate operating condition.

ITEM 3.  LEGAL PROCEEDINGS

        On August 30, 1996, the FCC issued a Freeze Order freezing the filing of applications for new licenses (including amendments and modifications to existing licenses) for DEMS in the 18 GHz band. The Freeze Order held in abeyance ACOM's applications for additional DEMS licenses, pending the outcome of an FCC review of the current licensing approach and related issues in the 18 GHz band. The Freeze Order did not affect the ability of existing DEMS licensees, including MSI and DSC, to continue to build out their licensed markets. On September 30, 1996, MSI and DSC filed a Joint Petition for Reconsideration of the Freeze Order requesting clarification or amendment of portions thereof.

        Subsequently, Teledesic Corporation ("Teledesic"), MSI and DSC filed petitions and pleadings with the FCC with respect to the status of DEMS licenses held by MSI and DSC, and whether or not Teledesic's proposed satellite system could frequency coordinate in the 18 GHz band with existing licensed terrestrial

DEMS networks and therefore co-exist in
the 18 GHz band. Specifically, on September 6, 1996, Teledesic filed a Consolidation Petition to Deny and Petition to Determine Status of Licenses with respect to the DEMS licenses held by MSI and DSC. On September 16, 1996, MSI and DSC filed with the FCC a Joint Petition to Deny Teledesic's Applications for a Non-Geostationary Orbit Fixed Satellite Service System, seeking a denial of Teledesic's application for licenses in the 18 GHz band.

        On February 24, 1997, MSI, DSC, ACOM, and Teledesic entered into an agreement to resolve their dispute regarding sharing and frequency coordination in the 18 GHz DEMS band. Pursuant to the agreement, the parties subsequently withdrew all pleadings before the FCC with regard to these proceedings.

        On March 14, 1997, the FCC issued an Order providing for the relocation of DEMS from the 18 GHz to the 24 GHz band, modifying the freeze on the 18 GHz band to provide for, among other things, the grant of licenses for pending applications that had passed the 60-day period for filing mutually exclusive applications prior to the Freeze Order.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K, there were no matters submitted to a vote of public security holders through the solicitation of proxies or otherwise.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Class A Common Stock (symbol: AGRPA) and Class B Common Stock (symbol: AGRPB) are traded on the Nasdaq National Market(R). The table below sets forth the quarterly high and low bid quotations for the Class A Common Stock and the Class B Common Stock for each quarter since January 1, 1995, compiled from information supplied by Nasdaq(R). All prices represent inter-dealer quotations without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

                                           Class A              Class B
                                       ---------------      ---------------
                                       High       Low       High       Low
                                       -----      ---       ----       ---
  1995:

  First Quarter....................   $23.00     $18.50    $22.88     $18.00
  Second Quarter...................    19.50      15.00     19.00      14.75

  Third Quarter....................    22.50      17.00     22.50      16.25
  Fourth Quarter...................    20.75      16.50     20.75      16.50

  1996:

  First Quarter....................   $21.00     $17.75    $20.75     $18.00
  Second Quarter...................    34.75      19.00     34.25      18.75
  Third Quarter....................    34.00      22.25     33.00      22.25
  Fourth Quarter...................    33.50      27.50     33.50      27.25

        On March 25, 1997, the Company's Class A Common Stock and Class B Common Stock were held by approximately 495 and 457 stockholders of record, respectively, which numbers do not include stockholders who beneficially own shares held in street name by brokers.

        The Company does not anticipate the payment of cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

        The following table sets forth selected historical financial data of the Company for each of the past five years. The financial data is on a consolidated basis for the periods subsequent to the Spin-Off and on a combined basis for the periods prior to the Spin-Off. Combined financial data includes the accounts of the Company, certain of its subsidiaries, and certain other assets and liabilities of Associated, all transferred to the Company prior to the Spin-Off. The table should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of the Company and notes thereto, referred to in Item 8.



                                                                        Year ended December 31
                                                     ---------------------------------------------------------------------
                                                     1996 (A)         1995          1994            1993             1992
                                                     --------         ----          ----            ----             ----
                                                                   (In Thousands Except Per Share Amounts)
Income Statement Data
  Revenues                                          $ 20,035         $  4,272       $  4,664        $  6,075         $  5,550
  Cost and expenses                                   52,821           20,938         17,555 (B)      10,360            8,606
  Operating loss                                     (32,786)         (16,666)       (12,891)         (4,285)          (3,056)
  Equity in loss of affiliates                        (2,119)          (2,912)        (2,957)         (1,239)          (1,214)
  Other income (expense)                               9,373 (C)         (458)         3,599 (C)       3,215            2,701
  (Loss) income before cumulative effect
    of accounting change for income taxes            (17,196)         (13,213)        (9,436)         (1,971)              43
  Cumulative effect of accounting

    change for income taxes                               --               --             --             883 (D)           --
  Net (loss) income                                 $(17,196)        $(13,213)      $ (9,436)       $ (1,088)        $     43
  (Loss) income per share before
    cumulative  effect of accounting
    change for income taxes (pro forma
    1992 - 1994) (E)                                   $(.92)           $(.70)         $(.50)          $(.11)            $.00

  Net (loss) income per share (pro forma
    1992 - 1994) (E)                                   $(.92)           $(.70)         $(.50)          $(.06)            $.00

  Average shares outstanding (pro forma
    1992 - 1994) (E)                                  18,774           18,766         18,766          18,766           18,766

Balance Sheet Data
  Total assets (F)                                  $518,934         $574,471       $478,555        $653,282          $65,401
  Working capital (deficit)                          (96,222)         (34,385)       (15,986)          3,899 (G)       42,709
  Long-term debt                                      (8,326)              --             --              --               --



(A)--Reflects consolidation of Grupo Portatel, S.A. de C.V. and subsidiaries as of January 1, 1996.
(B)--Includes $4,026,000 in net transaction expenses relating to the Spin-Off.
(C)--Includes $3,398,000 and $2,831,000 gain on sale of marketable equity securities for the years ended December 31, 1996 and 1994, respectively.
(D)--Reflects the adoption as of January 1, 1993 of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."
(E)--Pro forma (loss) income per share data were calculated using 18,766,000 average shares outstanding from the Spin-Off to December 31, 1994, as if such shares were outstanding for the years ended December 31, 1994, 1993 and 1992.
(F)--Reflects the adoption at December 31, 1993 of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."
(G)--Reflects the settlement of net intercompany amounts payable to the Company by Associated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The historical operating results of the Company are presented on a consolidated basis for the periods subsequent to the Spin-Off and on a combined basis for the periods prior to the Spin-Off, when such amounts were included in Associated's consolidated operating results. Combined financial data includes the accounts of the Company, certain of its subsidiaries, and certain other assets and liabilities of Associated, all transferred to the Company prior to the Spin-Off. Past results of operations may not be indicative of future results.


        As discussed in Notes 1 and 3 to the financial statements of the Company, included in Item 14 of this Annual Report on Form 10-K, for the year ending December 31, 1996, the Company has consolidated the financial statements of Grupo, an investment which was previously accounted for under the equity method. As a result of the consolidation of Grupo, and the formation of Grupo Holdings, equity in loss of affiliates in the 1996 period no longer reflects Grupo, and the Company's minority interests at December 31, 1996, include third-party ownership interests for Grupo and Grupo Holdings.

        This Annual Report on Form 10-K contains certain forward looking statements about the Company's completion of pending transactions and availability of certain tax benefits. Any such statements are subject to risks that could cause the actual results or needs to vary materially.

Liquidity and Capital Resources

        The Company has used its bank lines of credit and brokerage margin loan facilities to fund the start-up operating and capital costs for its wireless communications related businesses and interests, primarily TruePosition, MSI and ACOM, during 1996. The Company expects to continue to incur substantial costs developing these businesses and technologies. As described above under Item 1, "Marketable Equity Securities," the Company has entered into an agreement with ART and MSI to contribute to their capital a combined minimum of $25 million during 1997. In light of the developmental nature of these businesses and other factors, there can be no assurance regarding the rate, and extent to which, such amounts will be expended by ART and MSI or that significant additional investment by the Company in these businesses in excess of such amounts will not be required. Other business opportunities or acquisitions, which may also require additional capital, may also be evaluated from time to time.

        In the first quarter of 1997 through March 25, 1997, the Company sold 100,000 shares of Liberty Media Group Series A Common Stock for pretax proceeds of approximately $2,245,000. The Company will recognize a gain on the sale of approximately $2,223,000, and expects to utilize its net operating loss carryforwards to offset the taxes resulting from the gain. The Company used the proceeds from the sale of the securities for working capital and to fund the development of its wireless communications businesses.

        Portatel has long-term debt obligations under various credit facilities with a U.S. bank and various related parties (the "Portatel Credit Agreements"). Such long-term obligations are denominated in U.S. dollars and were incurred for working capital, including the purchase and construction of cellular telephone infrastructure equipment. The outstanding debt under the Portatel Credit Agreements is guaranteed by a cellular equipment vendor of Portatel (the "Guarantor"). During 1995 and January 1996, Portatel failed to meet a portion of its debt obligations under such credit facilities. Accordingly, payments were made by the Guarantor to Portatel's lenders on Portatel's behalf. Such amounts are included in current liabilities at December 31, 1996. As a result of Portatel's failure to make such payments, the Guarantor had the right to require Grupo to transfer to the Guarantor 40% of the stock of Portatel held in trust as collateral for such guarantee, but did not exercise its right to acquire such shares. Grupo, Portatel and certain shareholders of Grupo (including the Company) entered into a Contribution Agreement with the Guarantor, effective January 31, 1996, to convert the payments made by the Guarantor in 1995 and

January 1996 on behalf of Portatel into capital stock of Grupo. Closing under the Contribution Agreement was contingent upon certain Mexican regulatory consents and approvals, the last of which was obtained in the first quarter of 1997. Upon closing, excluding the effects of the Company's rights under an Association in Participation Agreement ("AP Agreement"), the conversion provided for in the Contribution Agreement will result in a reduction of the Company's economic interest in Grupo from 30.2% to approximately 23.6% and a reclassification of $15,069,000 between due to cellular equipment vendor and minority interests on the Company's consolidated balance sheet. The Guarantor will continue to guarantee the remaining debt of Portatel of approximately $10.4 million at December 31, 1996, secured by an approximate 30.7% equity interest in Portatel.

        Grupo and Portatel have no external available lines of credit as of December 31, 1996. The Company may be required to meet additional capital requirements with respect to its ownership interest in Grupo, and is committed to making additional loans to the Grupo stockholder who is a Mexican national and a party to the AP Agreement for a portion of any such capital requirements with respect to his ownership interest.

        The Company's future cash requirements are expected to be met by a $100,000,000 demand discretionary bank line of credit and margin loan facilities with three brokerage firms. Borrowings under the $100,000,000 line of credit are limited to 65% of the market value of the TCI Group Series Common Stock pledged as security under the agreement, and bear interest at rates as offered by the bank at the time of borrowing. The line expires on November 30, 1997, and the Company presently anticipates renewal of such facility.

        The Company's margin loan facilities are also secured by shares of TCI Group Series A Common Stock. Borrowings under one of the margin loan facilities are limited to 65% of the market value of the pledged stock, with an additional 15% collateral requirement if borrowings exceed $100,000,000, up to a maximum of $200,000,000. Borrowings under the other two brokerage margin loan facilities are limited to 50% of the market value of the pledged stock. Borrowings under the three margin loan facilities bear interest at variable rates based upon the broker call rate or the Fed Funds rate plus an applicable margin, as offered by the brokerage firm at the time of borrowing. At December 31, 1996, the weighted average interest rate under the $100,000,000 line of credit and the margin loan facilities was approximately 6.3%.

        As of March 25, 1997, based on the market value of the 10,899,980 shares of TCI Group Series A Common Stock pledged in the aggregate and aggregate outstanding short-term obligations under these credit facilities of approximately $80,409,000, the Company's unused borrowing capacity is approximately $7,290,000. A significant portion of the Company's assets are liquid, and can be pledged as security for added borrowing capacity. Given the market value of the remaining shares of marketable equity securities that can be pledged as additional security, the Company's borrowing facilities provide for maximum aggregate unused borrowings of approximately $175,043,000 as of March 25, 1997. The Company's ability to meet cash needs in the near term for future development depends in large part on the value of the Portfolio Securities. The Company periodically evaluates its financial position and alternative financing arrangements.

        In addition, ACOM has a $50,000,000 secured bank revolving credit facility which is available to meet the cash needs of ACOM. Borrowings under this credit facility bear interest at variable rates based upon the LIBOR rate, prime rate or the Fed Funds rate plus an applicable margin, as offered by the bank. A facility fee of 1/2% of the total credit available and a commitment fee of 1/2% of the unused portion of the facility are payable quarterly. Borrowings under ACOM's credit facility are secured by a pledge of the Company's stock in MSI, a pledge of the stock of DSC, a pledge of MSI's and DSC's member interests in ACOM, and a pledge of all of the assets of MSI, DSC, and ACOM, and are guaranteed by MSI and DSC. The revolving credit facility restricts the payment of distributions or dividends by ACOM. Based upon outstanding short-term obligations under the ACOM credit facility of approximately $13,500,000 as of March 25, 1997, ACOM has unused borrowing capacity of approximately $36,500,000. The revolving credit facility matures on December 19, 1997, and ACOM is presently evaluating its long-term financing options.

        In 1996, 1995 and 1994, the Company's operations used cash of $34,230,000, $16,319,000 and $3,706,000, respectively. The increase in cash used in operations from 1995 to 1996 of $17,911,000 was due primarily to ACOM start-up expenses (including the advance to the ACOM Executive discussed in Note 6 to the financial statements included in Item 14 of this Annual Report on Form 10-K). The increase in the cash used in operations from 1994 to 1995 of $12,613,000 was due primarily to the increase in research and development expenditures for TruePosition and the payment in 1995 of $5,433,000 of accrued transaction expenses related to the Spin-Off and transactions related thereto.

        In 1996, 1995 and 1994, the Company used cash of $12,125,000,
$3,052,000 and $9,348,000, respectively, in investing activities. The increase in cash used in investing activities from 1995 to 1996 of $9,073,000 was primarily due to $2,639,000 paid for WCEZ-FM, $4,452,000 in capital expenditures which were primarily for the build-out of the broadband wireless network, and equity investments of $5,533,000 in Teletrac in the 1996 period. These cash outlays were partially offset by proceeds of $3,414,000 from the sale of marketable equity securities in the 1996 period. The decrease in the cash used in investing activities from 1994 to 1995 of $6,296,000 was primarily due to a reduction in the Company's net investment in wireless communications ventures in the 1995 period as compared to the 1994 period. The 1994 period also reflects proceeds the Company received from the sale of marketable equity securities of $2,921,000 relating to the merger of Republic Pictures Corporation with Spelling Entertainment Group.

        In 1996, 1995 and 1994, the Company's financing activities provided net cash of $48,678,000, $18,470,000 and $14,886,000, respectively. Increases in net cash from financing activities between periods related primarily to higher borrowings to finance the investing and operating activities described above.

Operating results

Wireless Communications

        Revenues from wireless communications were $16,606,000, $1,884,000, and $2,244,000 in 1996, 1995, and 1994, respectively. Cost of wireless communications services were $9,475,000, $778,000 and $904,000 in 1996, 1995, and 1994, respectively. The majority of the increases in both revenues and costs from 1995 to 1996 was attributable to the consolidation of Grupo. The decrease in revenues from 1994 to 1995 was the result of price competition from alternate access providers and a local exchange carrier experienced by the Company's Los Angeles, California digital microwave communications business. Cost of wireless communication services decreased by 14% from 1994 to 1995 as a result of renegotiation of certain transmission facility leases and maintenance contracts for the Los Angeles digital microwave communications business. Direct research and development expenses were $7,562,000, $7,361,000, and $1,381,000 in 1996,
1995, and 1994, respectively, and were higher in 1996 and 1995 compared to 1994 primarily due to increased expenditures for TruePosition.

Radio Broadcasting

        Revenues from radio broadcasting were $2,688,000, $1,854,000, and $1,897,000 in 1996, 1995, and 1994, respectively. Cost of radio broadcasting was $698,000, $599,000, and $548,000, and gross margins were 74%, 68%, and 71% in
1996, 1995, and 1994, respectively. The increase in revenues and costs from 1995 to 1996 was principally the result of the acquisition of WCEZ-FM in the second quarter of 1996. Revenues from 1994 to 1995 are comparable between periods. The decrease in the margin from 1994 to 1995 was the result of expenses related to programming changes at the Company's radio stations in 1995.

General

        Sales, general and administrative expenses were $29,439,000, $10,466,000, and $8,920,000 in 1996, 1995, and 1994, respectively. The increase from 1995 to 1996 of $18,973,000 was the result of the consolidation of Grupo, as well as expenditures for ACOM, which began providing wireless communications services in 1996. The increase from 1994 to 1995 was primarily a result of professional service expenses and internal costs relating to evaluating potential business opportunities and acquisitions.

        Transaction expenses in 1994 were for legal and other costs incurred in completing the Spin-Off and transactions related thereto, which, under the agreements with SBC Communications Inc. ("SBC"), were payable by the Company. Transaction expenses were offset by the allowable amount of corporate expenses allocable to Associated and its subsidiaries that were acquired by SBC (see Note 1 to the Company's financial statements included in Item 14 of this Annual Report on Form 10-K).

        The Company's equity in loss of affiliates was $2,119,000, $2,912,000, and $2,957,000 in 1996, 1995, and 1994, respectively. Due to the consolidation of Grupo, the Company's equity in loss of affiliates in 1996 reflects only the

Company's share of the results of Teletrac for 1996. The Company's initial equity investment in Teletrac was made in November 1995. Therefore, the Company's equity in loss of affiliates in the 1995 and 1994 periods primarily reflects only the Company's share of the results of Grupo for those periods.

        Foreign currency translation losses of Grupo are included in the statement of operations and are immaterial in 1996. On an equity basis, translation losses included in the equity in loss of affiliates in 1995 and 1994 were $473,000 and $1,068,000, respectively. Grupo's operating results will continue to be subject to fluctuations in the Mexican peso's exchange rate based upon changes in the Mexican economy, the extent of which is unknown.

        The Company recognized a $3,398,000 gain on the sale of marketable equity securities in 1996 from the sale of 41,598 shares of TCI Class B 6% Cumulative Redeemable Exchangeable Junior Preferred Stock and 90,000 shares of General Communication, Inc. Class A Common Stock. The $2,831,000 gain from the sale of marketable equity securities in 1994 was the result of the merger of Republic Pictures Corporation with Spelling Entertainment Group. Interest and dividend income was $2,296,000, $1,223,000 and $1,150,000 in 1996, 1995 and
1994, respectively. The increase from 1995 to 1996 of $1,073,000 was the result of additional interest income on notes receivable from related parties included as a result of the formation and consolidation of Grupo Holdings. Interest expense was $4,328,000, $1,689,000, and $395,000 in 1996, 1995 and 1994,
respectively. The increase from 1995 to 1996 of $2,639,000 was the result of an increase in the level of outstanding short-term obligations and interest on the borrowings of Grupo. The increase from 1994 to 1995 of $1,294,000 resulted from increases in both the level of outstanding short-term obligations and interest rates. Minority interests increased $7,892,000 from 1995 to 1996, reflecting a 45% outside ownership interest in ACOM, as well as the third-party ownership interests in Grupo and Grupo Holdings.

        The Company recognized an income tax benefit (net of foreign tax expense of Grupo in 1996) at an effective rate of approximately 33%, 34%, and 23% in 1996, 1995, and 1994, respectively. For the 1994 period through the Spin-Off, the Company filed income tax returns as a consolidated group with Associated and its other subsidiaries. See Note 13 to the Company's financial statements included in Item 14 of this Annual Report on Form 10-K for a discussion regarding the income tax allocation used. As of December 31, 1996, the Company has recorded net deferred tax assets of $21,622,000, including net operating loss carryforwards. Management believes that it is more likely than not that such assets, net of the valuation allowance provided, will be realized based on the Company policy referred to above (see Item 1, "Marketable Equity Securities") of disposing of a portion of the Portfolio Securities from time to time to the extent net operating loss carryforwards are available to offset tax liabilities resulting from such dispositions and otherwise as deemed appropriate by the Company.

        The Company's net loss was $17,196,000 for the year ended December 31,

1996 compared to a net loss of $13,213,000 for the year ended December 31, 1995. The higher loss in 1996 of $3,983,000 resulted primarily from start-up expenditures for ACOM, increased interest expense, and the equity in loss of affiliates of $2,119,000 relating to the Company's investment in Teletrac. Such expenses and loss were offset in part by the gain on marketable equity securities of $3,398,000. In addition, although the consolidation of the financial statements of Grupo had no effect on the amount of the Company's consolidated net loss for 1996, the reduction of Grupo's net loss from 1995 to 1996 partially offset other expenses that were higher in 1996 than in 1995. The Company's net loss was $13,213,000 for the year ended December 31, 1995 compared to a net loss of $9,436,000 for the year ended December 31, 1994. The higher loss in 1995 resulted primarily from increased direct research and development costs of $5,980,000 relating to TruePosition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Company's financial statements and supplementary data, as well as those of Grupo for 1995 and 1994, together with the reports of independent auditors, are included or incorporated by reference elsewhere herein. Reference is made to the "Index of Financial Statements and Financial Statement Schedule" following the signature page hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement for the 1997 annual meeting of stockholders scheduled to be held on June 5, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement for the 1997 annual meeting of stockholders scheduled to be held on June 5, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement for the 1997 annual meeting of stockholders scheduled to be held on June 5, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement for the 1997 annual meeting of stockholders scheduled to be held on June 5, 1997.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     Financial Statements and Financial Statement Schedules. The list of financial statements and financial statements schedule following the Exhibit Index is incorporated herein by reference.

     Exhibits. The following exhibits are filed as a part of this Annual Report on Form 10-K:

     2.1 Agreement and Plan of Distribution, dated as of December 14, 1994, among Associated Communications Corporation, Associated Communications of Delaware, Inc. and Associated Cellular Holdings, Inc., filed as Exhibit 2.1 to Registration Statement on Form 10/A dated November 15, 1994 and incorporated herein by reference.

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

    10.1 Tax Disaffiliation Agreement, dated as of December 14, 1994, by and among Associated Communications Corporation, Associated Communications of Delaware, Inc. and Associated Cellular Holdings, Inc., filed as Exhibit 10.1 to Registration Statement on Form 10/A dated November 15, 1994 and incorporated herein by reference.

    10.2 The Associated Group, Inc. 1994 Stock Option and Incentive Award Plan, filed as Exhibit 10 to Form 8-K, dated December 22, 1994 and incorporated herein by reference.

    10.3   Associated RT, Inc. 1995 Stock Incentive Plan, filed as Exhibit
           10.3 to Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.

    10.4   Microwave Services, Inc. 1996 Stock Incentive Plan, filed as Exhibit
           10.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference.

    10.5 Form of Employment Agreement, dated December 15, 1994, between Associated Communications of Delaware, Inc. and Myles P. Berkman,

           filed as Exhibit 10.6 to Registration Statement on Form 10/A dated November 15, 1994 and incorporated herein by reference.

    10.6 Form of Employment Agreement, dated December 15, 1994, between Associated Communications of Delaware, Inc. and David J. Berkman, filed as Exhibit 10.7 to Registration Statement on Form 10/A dated November 15, 1994 and incorporated herein by reference.

    10.7 Employment Agreement, dated as of August 19, 1996, between Associated Communications, L.L.C. and Alex J. Mandl, filed as Exhibit 99.2 to Form 8-K, dated September 6, 1996 and incorporated herein by reference.

    10.8 Margin Agreement, dated January 31, 1995, by and between Associated Investments, Inc. and Pershing, a Division of Donaldson, Lufkin & Jenrette Securities Corporation, filed as Exhibit 10.9 to Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

    10.9 Corporate Margin Account Application and Agreement, dated February 15, 1995, by and between Associated Investments, Inc. and Goldman Sachs & Co., filed as Exhibit 10.10 to Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

    10.10 Amendment and Restatement of $100,000,000 Secured Discretionary Line of Credit Letter Agreement, dated as of November 14, 1996, by and between Associated Investments, Inc. and PNC Bank, National Association.

    10.11 Amended and Restated Discretionary Line of Credit Demand Note, dated as of November 15, 1996, by and between Associated Investments, Inc. and PNC Bank, National Association.

    10.12 Amended and Restated Pledge Agreement, dated as of November 15, 1996, by Associated Investments, Inc. in favor of PNC Bank, National Association.

    10.13 Loan Agreement, dated December 24, 1996, between Associated Communications, L.L.C. and The Toronto-Dominion Bank.

    10.14 Client Agreement, dated January 28, 1997, by and between Associated Investments, Inc. and Lehman Brothers.

    21     Subsidiaries of the Registrant.

    23     Consents of Independent Accountants.

    27     Article 5 Financial Data Schedule for Annual Report on Form 10-K

           for the fiscal year ended December 31, 1996 (filed only electronically with the Securities and Exchange Commission).

    99.1 Grupo Portatel, S.A. de C.V. and Subsidiaries Consolidated Financial Statements--Years ended December 31, 1995, 1994 and 1993, filed as
           Exhibit 99.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.

________________

Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter of 1996.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               THE ASSOCIATED GROUP, INC.
                                      (Registrant)




  Date: March 25, 1997         By:       /s/ Myles P. Berkman
                                    -------------------------------
                                           Myles P. Berkman
                               Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  Date: March 25, 1997         By:       /s/ Myles P. Berkman
                                    -------------------------------
                                           Myles P. Berkman
                               Chairman, President and Chief Executive Officer
                                        (Principal Financial and
                                         Accounting Officer)

  Date: March 25, 1997         By:       /s/ David J. Berkman
                                    -------------------------------
                                           David J. Berkman
                                        Director and Executive
                                            Vice President

  Date: March 25, 1997         By:      /s/ Donald H. Jones
                                    -------------------------------
                                          Donald H. Jones
                                             Director

  Date: March 25, 1997         By:     /s/ Joseph A. Katarincic
                                    --------------------------------
                                         Joseph A. Katarincic
                                               Director

                                EXHIBIT INDEX

                                                                 Page Where
                                                                 Found or
Exhibit                                                          Incorporated
Number                                                           by Reference
-------                                                          ------------

  2.1  Agreement and Plan of Distribution, dated as of December       *
       14, 1994, among Associated Communications Corporation,
       Associated Communications of Delaware, Inc. and Associated
       Cellular Holdings, Inc., filed as Exhibit 2.1 to
       Registration Statement on Form 10/A dated November 15, 1994 and incorporated herein by reference.

  3.1  Restated Certificate of Incorporation, filed as Exhibit 3.1    *
       to Registration Statement on Form 10/A dated November 15,
       1994 and incorporated herein by reference.

  3.2  Amended and Restated By-Laws, filed as Exhibit 3.2 to          *
       Registration Statement on Form 10/A dated November 15, 1994 and incorporated herein by reference.

  4.1  Common Stock Certificates, filed as Exhibits 4.2 and 4.3 to    *
       Form 8-K, dated * December 22, 1994 and incorporated herein by reference.

  4.2  Rights Agreement, dated as of December 15, 1994, by and        *
       between the Company and Mellon Bank, N.A., filed as
       Exhibit 4.1 to Form 8-K, dated December 22, 1994 and incorporated herein by reference.

 10.1  Tax Disaffiliation Agreement, dated as of December 14, 1994,   *
       by and among Associated Communications Corporation, Associated Communications of Delaware, Inc. and Associated Cellular Holdings, Inc., filed as Exhibit 10.1 to Registration Statement on Form 10/A dated November 15, 1994 and incorporated herein by reference.

 10.2  The Associated Group, Inc. 1994 Stock Option and Incentive     *
       Award Plan, filed as Exhibit 10 to Form 8-K, dated December
       22, 1994 and incorporated herein by reference.

 10.3  Associated RT, Inc. 1995 Stock Incentive Plan, filed as        *
       Exhibit 10.3 to Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.

 10.4  Microwave Services, Inc. 1996 Stock Incentive Plan, filed as   *
       Exhibit 10.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference.


 10.5 Form of Employment Agreement, dated December 15, 1994, between * Associated Communications of Delaware, Inc. and Myles P. Berkman, filed as Exhibit 10.6 to Registration Statement on Form 10/A dated November 15, 1994 and incorporated herein by reference.

*   Previously filed and incorporated by reference
**  Filed only electronically with the Securities and Exchange Commission
                                      23

                                                                 Page Where
                                                                 Found or
Exhibit                                                          Incorporated
Number                                                           by Reference
-------                                                          ------------

 10.6  Form of Employment Agreement, dated December 15, 1994,         *
       between Associated Communications of Delaware, Inc. and
       David J. Berkman, filed as Exhibit 10.7 to Registration
       Statement on Form 10/A dated November 15, 1994 and incorporated herein by reference.

 10.7  Employment Agreement, dated as of August 19, 1996, between     *
       Associated Communications, L.L.C. and Alex J. Mandl, filed as Exhibit 99.2 to Form 8-K, dated September 6, 1996 and incorporated herein by reference.

 10.8  Margin Agreement, dated January 31, 1995, by and between       *
       Associated Investments, Inc. and Pershing, a Division of Donaldson, Lufkin & Jenrette Securities Corporation, filed as
       Exhibit 10.9 to Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

 10.9  Corporate Margin Account Application and Agreement, dated      *
       February 15, 1995, by and between Associated Investments, Inc. and Goldman Sachs & Co., filed as Exhibit 10.10 to Annual
       Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

 10.10 Amendment and Restatement of $100,000,000 Secured Discretionary Line of Credit Letter Agreement, dated as of November 14, 1996, by and between Associated Investments, Inc. and PNC Bank,
       National Association.

 10.11 Amended and Restated Discretionary Line of Credit Demand Note, dated as of November 15, 1996, by and between Associated
       Investments, Inc. and PNC Bank, National Association.

 10.12 Amended and Restated Pledge Agreement, dated as of November 15, 1996, by Associated Investments, Inc. in favor of PNC Bank, National Association.

 10.13 Loan Agreement, dated December 24, 1996, between Associated

       Communications, L.L.C. and The Toronto-Dominion Bank.

 10.14 Client Agreement, dated January 28, 1997, by and between
       Associated Investments, Inc. and Lehman Brothers.

 21    Subsidiaries of the Registrant.

 23    Consents of Independent Accountants.

*   Previously filed and incorporated by reference
**  Filed only electronically with the Securities and Exchange Commission
                                      24

                                                                 Page Where
                                                                 Found or
Exhibit                                                          Incorporated
Number                                                           by Reference
-------                                                          ------------

 27    Article 5 Financial Data Schedule for Annual Report on         **
       Form 10-K for the fiscal year ended December 31, 1996.

 99.1  Grupo Portatel, S.A. de C.V. and Subsidiaries Consolidated      *
       Financial Statements--Years ended December 31, 1995, 1994 and 1993, filed as Exhibit 99.1 to Annual Report on Form
       10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.

*   Previously filed and incorporated by reference
**  Filed only electronically with the Securities and Exchange Commission

                          Annual Report on Form 10-K

                  Item 8, Item 14(a)(1) and (2), (c) and (d)

                 Financial Statements and Supplementary Data

        Index of Financial Statements and Financial Statement Schedule

                               Certain Exhibits

                         Financial Statement Schedule

                         Year ended December 31, 1996

                 The Associated Group, Inc. and Subsidiaries

                           Pittsburgh, Pennsylvania

                 The Associated Group, Inc. and Subsidiaries

                       Form 10-K--Item 14(a)(1) and (2)

        Index of Financial Statements and Financial Statement Schedule

The following financial statements of The Associated Group, Inc. and subsidiaries are included in Item 8:

         Balance Sheets--December 31, 1996 and 1995

         Statements of Operations--Years ended December 31, 1996, 1995, and 1994

         Statements of Stockholders' Equity--Years ended December 31, 1996, 1995, and 1994

         Statements of Cash Flows--Years ended December 31, 1996, 1995, and 1994

         Notes to Financial Statements--December 31, 1996

The following financial statement schedule of The Associated Group, Inc. and subsidiaries and separate financial statements of a significant equity investee in 1995 and 1994 are included in Item 14(d):

         Schedule II--Valuation and Qualifying Accounts

         Grupo Portatel, S.A. de C.V. and Subsidiaries Consolidated Financial Statements-- Years ended December 31, 1995, 1994, and 1993 (filed as
         Exhibit 99.1 to this Form 10-K)

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                            Report of Independent Auditors

To the Stockholders and Directors
The Associated Group, Inc.

We have audited the accompanying balance sheets of The Associated Group, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Grupo Portatel, S.A. de C.V. (Grupo), a consolidated subsidiary as of January 1, 1996, and an investment accounted for on the equity method for the years ended December 31, 1995 and 1994. Grupo's statements reflect total assets of $30,000,000 at December 31, 1996, and total revenues of $15,175,000 for the year then ended. The Company's investment in and equity in Grupo was $909,000 at December 31, 1995. The Company's equity in Grupo's net loss was $2,751,000 in 1995 and $2,957,000 in 1994. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Grupo, is based solely upon the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.


In our opinion, based upon our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of The Associated Group, Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                  /s/ Ernst & Young LLP
                                            ----------------------------------
                                                    Ernst & Young LLP

Pittsburgh, Pennsylvania
February 28, 1997

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Grupo Portatel, S.A. de C.V.:

We have audited the consolidated balance sheets of Grupo Portatel, S.A. de C.V. and Subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996 (not presented separately herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in Mexico which are substantially the same as those followed in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grupo Portatel, S.A. de C.V. and Subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles in the United States.

                                            KPMG CARDENAS DOSAL, S.C.

                                              Felipe Lopez Villegas

Mexico, D.F.
February 21, 1997

                 The Associated Group, Inc. and Subsidiaries

                                Balance Sheets

                                                     December 31
                                                 1996           1995
                                                 ----           ----
                                                   (In Thousands)

Assets
Current assets:
  Cash and cash equivalents                   $  3,341         $  1,018
  Accounts receivable, less allowance
   for doubtful accounts (1996--$2,355,000;
   1995--$183,000)                               4,103              626
  Notes receivable from related parties            203              191
  Inventory held for resale                      1,622            1,311
  Prepaid expenses and other assets                651              860
  Deferred income taxes                          2,008            1,057
                                              --------         --------
Total current assets                            11,928            5,063

Property and equipment--net of accumulated
 depreciation and amortization                  27,513            3,117

Marketable equity securities, at fair
 value (cost:  1996--$6,882,000;
 1995--$6,898,000)                             425,895          540,082
Notes receivable from related parties           28,780           11,240
Investments in wireless communications
 affiliates                                     16,108           13,602
Other noncurrent assets                          8,710            1,367






                                              --------         --------
Total assets                                  $518,934         $574,471
                                              ========         ========

                                                     December 31
                                                 1996           1995
                                                 ----           ----
                                                   (In Thousands)
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                            $  7,716         $  4,681
  Employee compensation                          4,753              759
  Due to cellular equipment vendor              15,069               --
  Short-term obligations                        77,526           33,470
  Current portion of long-term debt              2,082               --
  Other current liabilities                      1,004              538
                                              --------         --------
Total current liabilities                      108,150           39,448

Deferred compensation                            1,440            1,264
Long-term debt, excluding current portion        8,326               --
Deferred income taxes                          127,183          175,564
Minority interests                               7,830              797

Commitments and contingencies                       --               --

Stockholders' equity:

  Preferred stock, par value $.01 per share;
    authorized 5,000,000 shares; none issued        --               --
  Class A Common Stock, par value $.10 per
    share; authorized 100,000,000 shares;
    9,382,962 shares issued and outstanding
    in 1996 and 1995                               938              938
  Class B Common Stock, par value $.10 per
    share; authorized 50,000,000 shares;
    9,397,910 and 9,382,985 shares issued
    and outstanding in 1996 and 1995               940              938
  Additional paid-in capital                        12               --
  Unrealized gain on marketable equity
    securities, net of deferred taxes
    (1996--$146,654,000; 1995--$186,614,000)   272,359          346,570
  Retained earnings (deficit)                   (8,244)           8,952
                                              --------         --------
Total stockholders' equity                     266,005          357,398
                                              --------         --------
Total liabilities and stockholders' equity    $518,934         $574,471
                                              ========         ========

See accompanying notes.

                 The Associated Group, Inc. and Subsidiaries

                           Statements of Operations

                                          Year ended December 31
                                         1996      1995      1994
                                         ------------------------
                                 (In Thousands, Except Per Share Amounts)

Revenues:

  Wireless communication services      $ 16,606  $  1,884  $  2,244
  Radio broadcasting                      2,688     1,854     1,897
  Art gallery                               741       534       523
                                       --------   -------  --------
                                         20,035     4,272     4,664
Cost and expenses:
  Cost of sales and services:
     Wireless communication services      9,475       778       904
     Radio broadcasting                     698       599       548
     Art gallery                            591       432       345
  Direct research and development
   expenses                               7,562     7,361     1,381
  Sales, general and administrative
   expenses                              29,439    10,466     8,920
  Transaction expenses, net (Note 1)         --        --     4,026
  Depreciation and amortization expense   5,056     1,302     1,431
                                       --------   -------  --------
                                         52,821    20,938    17,555
                                       --------   -------  --------
Operating loss                          (32,786)  (16,666)  (12,891)

Equity in loss of affiliates             (2,119)   (2,912)   (2,957)

Other income (expense):
  Gain on sale of marketable equity
   securities                             3,398         7     2,831
  Interest and dividend income            2,296     1,223     1,150
  Interest expense                       (4,328)   (1,689)     (395)
  Other                                     114        --        --
  Minority interests                      7,893         1        13
                                        -------   -------   -------
                                          9,373      (458)    3,599
                                        -------   -------   -------
Loss before income taxes                (25,532)  (20,036)  (12,249)

Income tax benefit                       (8,336)   (6,823)   (2,813)
                                        -------   -------   -------

Net loss                               $(17,196) $(13,213) $ (9,436)
                                       ========  ========  ========


Net loss per common share (pro
 forma in 1994)                        $   (.92) $   (.70) $   (.50)
                                       ========  ========  ========

Weighted average common shares
 outstanding (pro forma in 1994)         18,774    18,766    18,766

See accompanying notes.

                 The Associated Group, Inc. and Subsidiaries

                     Statesments of Stockholders' Equity


                                                                 Class A                 Class B
                                       Common Stock            Common Stock           Common Stock        Additional
                                   ---------------------- ----------------------- ----------------------   Paid-in     Unrealized
                                     Shares     Amount      Shares      Amount      Shares     Amount      Capital        Gains
                                   ----------- ---------- ------------ ---------- ----------- ---------- ------------- -----------
                                                                       (Dollars in Thousands)
Balance, January 1, 1994              1,000      $  1              -     $    -            -    $   -       $   -        $401,521
   Net loss                               -         -              -          -            -        -           -               -
   Recapitalization and issuance
     of common stock                 (1,000)       (1)     9,383,076        938    9,383,076      938           -               -
   Common stock issuance costs            -         -              -          -            -        -           -               -
   Purchase of treasury stock             -         -              -          -            -        -           -               -
   Treasury stock retired                 -         -           (114)         -          (91)       -           -               -
   Change in unrealized gain on
     marketable equity securities,
     net of income taxes of $64,345       -         -              -          -            -        -           -        (119,498)
                                   ----------- ---------- ------------ ---------- ----------- ---------- ------------- -----------
Balance, December 31, 1994                -         -      9,382,962        938    9,382,985      938           -         282,023
   Net loss                               -         -              -          -            -        -           -               -
   Change in unrealized gain on
     marketable equity securities,
     net of income taxes of $34,756       -         -              -          -            -        -           -          64,547
                                   ----------- ---------- ------------ ---------- ----------- ---------- ------------- -----------
Balance, December 31, 1995                -         -      9,382,962        938    9,382,985      938           -         346,570
   Net loss                               -         -              -          -            -        -           -               -
   Change in unrealized gain on
     marketable equity securities,
     net of income taxes of $39,960       -         -              -          -            -        -           -         (74,211)
   Stock options exercised                -         -              -          -       14,925        2          12               -
                                   ----------- ---------- ------------ ---------- ----------- ---------- ------------- -----------
Balance, December 31, 1996                -      $  -      9,382,962       $938    9,397,910     $940         $12        $272,359
                                   =========== ========== ============ ========== =========== ========== ============= ===========

See accompanying notes.

                                      Retained                      Total
                                      Earnings     Treasury     Stockholders'
                                     (Deficit)      Stock          Equity
                                    ------------ ------------ ---------------
Balance, January 1, 1994             $ 34,499         $ -       $436,021
   Net loss                            (9,436)          -         (9,436)

   Recapitalization and issuance
     of common stock                   (1,875)          -              -
   Common stock issuance costs         (1,018)          -         (1,018)
   Purchase of treasury stock               -          (5)            (5)
   Treasury stock retired                  (5)          5              -
   Change in unrealized gain on
     marketable equity securities,
     net of income taxes of $64,345         -           -       (119,498)
                                    ------------ ------------ ---------------
Balance, December 31, 1994             22,165           -        306,064
   Net loss                           (13,213)          -        (13,213)
   Change in unrealized gain on
     marketable equity securities,
     net of income taxes of $34,756         -           -         64,547
                                    ------------ ------------ ---------------
Balance, December 31, 1995              8,952           -        357,398
   Net loss                           (17,196)          -        (17,196)
   Change in unrealized gain on
     marketable equity securities,
     net of income taxes of $39,960         -           -        (74,211)
   Stock options exercised                  -           -             14
                                    ------------ ------------ ---------------
Balance, December 31, 1996           $ (8,244)        $ -       $266,005
                                    ============ ============ ===============

See accompanying notes.

                 The Associated Group, Inc. and Subsidiaries

                           Statements of Cash Flows

                                                Year ended December 31
                                              1996       1995       1994
                                              --------------------------
                                                    (In Thousands)
Cash flows from operating activities
Net loss                                    $(17,196)  $(13,213)  $ (9,436)
Adjustments to reconcile net loss to net
 cash used in operating activities:
     Depreciation                              4,205      1,291      1,421
     Amortization                                851         11         10
     Provision for losses on accounts
      receivable                               1,275        114         40
     Equity in loss of affiliates              2,119      2,912      2,957
     Gain on sale of marketable equity
      securities                              (3,398)        (7)    (2,831)
     Minority interests                       (7,893)        (1)       (13)
     Provision for deferred income taxes      (8,743)    (6,823)    (2,813)
     Other                                       738        198         (9)
     Change in assets and liabilities:
       Accounts receivable                    (2,221)       (54)       906
       Notes receivable from related parties  (8,427)        --         --
       Inventory held for resale                 (76)       224        171
       Prepaid expenses and other assets         571        868       (409)
       Accounts payable                          189      3,776         98
       Accrued transaction expenses               --     (5,433)     5,353
       Employee compensation                   3,774       (629)     1,119
       Accrued expenses                         (174)       242        (59)
       Deferred compensation                     176        205       (211)
                                            --------   --------   --------
Net cash used in operating activities        (34,230)   (16,319)    (3,706)

Cash flows from investing activities
Cash and cash equivalents from consolidation
 of affiliate                                    751         --         --
Cash paid for acquisition                     (2,639)        --         --
Purchases of property and equipment, net      (4,435)      (642)      (230)
Proceeds from sale of marketable equity
 securities                                    3,414         15      2,921
Repayments of notes receivable from related
 parties                                          50         31      4,742
Increase in notes receivable from related
 parties                                      (2,740)    (1,183)    (7,185)
Investments in wireless communications
 affiliates                                   (5,533)      (784)    (8,808)
Other investing activities, net                 (993)      (489)      (788)
                                            --------    --------   -------
Net cash used in investing activities        (12,125)    (3,052)    (9,348)

                                                Year ended December 31
                                              1996       1995       1994
                                              --------------------------
                                                    (In Thousands)

Cash flows from financing activities

Proceeds from short-term obligations, net     44,056    18,470     15,000
Increase in due to cellular equipment vendor     455        --         --
Repayment of long-term debt                   (2,082)       --         --
Investment by minority interests               6,235        --        909
Other financing activities, net                   14        --     (1,023)
                                              ------    ------     ------
Net cash provided by financing activities     48,678    18,470     14,886
                                              ------    ------     ------
Net increase (decrease) in cash and cash
 equivalents                                   2,323      (901)     1,832
Cash and cash equivalents at beginning
 of year                                       1,018     1,919         87
                                              ------    ------     ------
Cash and cash equivalents at end of year      $3,341    $1,018     $1,919
                                              ======    ======     ======

Supplemental disclosure of noncash
 financing activities
Contribution by minority interests of notes
 receivable from related parties              $7,162    $   --     $   --
                                              ======    ======     ======
Long-term debt assumed by cellular
 equipment vendor, as guarantor               $2,845    $   --     $   --
                                              ======    ======     ======

See accompanying notes.

                 The Associated Group, Inc. and Subsidiaries

                        Notes to Financial Statements

                              December 31, 1996

1. Basis of Presentation

The Associated Group, Inc. ("AGI") (formerly known as Associated Communications of Delaware, Inc. ("ACDI")) was a wholly owned subsidiary of Associated Communications Corporation ("Associated") until December 15, 1994 (the "Distribution Date") when, in accordance with the Agreement and Plan of Distribution dated as of December 14, 1994 (the "Distribution Agreement"), among Associated, ACDI, and Associated Cellular Holdings, Inc. ("ACH"), all of the outstanding common stock of AGI, after giving effect to a recapitalization of AGI, was distributed pro rata to the stockholders of Associated (the "Distribution") and Associated, consisting of the parent company and its domestic cellular businesses and interests (the "Associated Business to be Merged"), was merged (the "Merger") with a subsidiary of Southwestern Bell Corporation, currently known as SBC Communications Inc. ("SBC"), pursuant to the Agreement and Plan of Merger and Reorganization dated as of February 23, 1994, by and among SBC, SBMS Acquisition Corp., and Associated.

Prior to the Distribution, Associated held all 1,000 outstanding shares of the then authorized 1,000 shares of $1.00 par value common stock of ACDI. In accordance with the Distribution Agreement, prior to the Distribution, ACDI amended its Certificate of Incorporation (the "Charter Amendment") to, among other things, (i) change its name to AGI, (ii) create two classes of common stock of AGI, Class A Common Stock and Class B Common Stock (the "AGI Common Stock"), and increase the then currently authorized number of shares of common stock of AGI to 100,000,000 shares of Class A Common Stock and 50,000,000 shares of Class B Common Stock (and Associated exchanged the 1,000 shares of ACDI common stock then outstanding for 9,383,076 shares of Class A Common Stock and 9,383,076 shares of Class B Common Stock), and (iii) to authorize 5,000,000 shares of AGI Preferred Stock. On December 15, 1994, pursuant to the Distribution, each holder of record of Associated Class A Common Stock or Associated Class B Common Stock ("Associated Common Stock") received one-quarter of a share of AGI Class A Common Stock and one-quarter of a share of AGI Class B Common Stock for each share of Associated Common Stock held.

The accompanying financial statements include, on a consolidated basis subsequent to the Distribution Date and on a combined basis prior to the Distribution Date, the accounts of AGI, certain of its subsidiaries, and certain other assets and liabilities of Associated, all transferred to AGI prior to the Distribution. Such entities and accounts are referred to as the "Company" in these financial statements. For the period January 1, 1994 to December 15, 1994, the financial statements include all of the historical corporate expenses of Associated less an allowable amount (under the Distribution Agreement) of $3,780,000 relating to expenses allocable to the Associated Business to be Merged. Such allocation has been recorded as an offset to transaction

                 The Associated Group, Inc. and Subsidiaries expenses for the year ended December 31, 1994, resulting in net transaction expenses of $4,026,000. Management believes that the corporate expense allocation was made on a reasonable and consistent basis.

Through December 31, 1995, the Company has recorded its investment in Grupo Portatel, S.A. de C.V. ("Grupo") using the equity method. Effective January 1, 1996, the Company has consolidated the financial statements of Grupo with the Company's financial statements (see Note 3).

In the second quarter of 1996, the Company purchased the assets and was awarded an assignment of the Federal Communications Commission ("FCC") license of radio broadcasting station WCEZ-FM located in Delaware, Ohio, serving the Delaware/Columbus, Ohio market, for consideration of approximately $3,250,000, including amounts for noncompete and consulting agreements. The Company has consolidated the results of operations of WCEZ-FM since the date of acquisition. The operations of WCEZ-FM are not material to the Company's revenues or net loss.

2. Significant Accounting Policies

Principles of Consolidation

The Company includes the accounts of AGI and its wholly owned and majority owned subsidiaries. Minority investments in affiliates where the Company exercises significant influence over operating and financial affairs are recorded under the equity method. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

Wireless communication services revenues are recognized when the service is provided. Radio broadcasting revenues are recognized when the commercial matter is aired. Art gallery sales are recorded at the time of shipment of art works.

                 The Associated Group, Inc. and Subsidiaries

2. Significant Accounting Policies (continued)

Cash Equivalents

The Company considers all unrestricted highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventory Held for Resale

Inventory held for resale, comprised of finished goods, includes art prints of $1,145,000 and $1,311,000 at December 31, 1996 and 1995, respectively, and cellular telephones and related equipment of $477,000 and $0 at December 31, 1996 and 1995, respectively, and is recorded at the lower of cost or market value. Cost of art prints is determined under the first-in, first-out method and cost of cellular telephones and related equipment is determined under the last-in, first-out method. Inventory is reported net of a market valuation reserve relating to art inventory of $1,570,000 and $1,582,000 at December 31, 1996 and 1995, respectively. Provision for the difference between the cost and market value of art inventories is made based on management's periodic analysis of the composition of inventory and current art market conditions. The Company also sells art inventory held on consignment from others. The Company does not own these art prints; therefore, their cost is not included in the Company's balance sheets at December 31, 1996 and 1995.

Marketable Equity Securities

Under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FASB 115"), the Company's marketable equity securities, which are classified as available-for-sale, are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity until realized.

Foreign Currency Translation

The financial statements of Grupo are translated from Mexican new pesos to U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("FASB 52"). Based upon the inflationary and political environment in Mexico, along with the economic dependency Grupo has had on its shareholders (including the Company) and the source of its cash outflows, the U.S. dollar has been utilized as the functional currency. Nonmonetary assets and liabilities have been translated at historical exchange rates and monetary assets and liabilities have been translated based on the current exchange rate. Revenues and expenses have been translated at the weighted average exchange rate in effect during the

                 The Associated Group, Inc. and Subsidiaries

2. Significant Accounting Policies (continued)

Foreign Currency Translation (continued)

period, except depreciation which has been translated at historical exchange rates. Foreign currency translation gains and losses are included in the statement of operations.

For the year ending December 31, 1996, the translation loss of Grupo consolidated in the statement of operations was $178,000. For the years ending December 31, 1995 and 1994, the equity in loss of affiliates includes the effects of foreign currency translation adjustments for Grupo. On an equity basis, translation losses were $473,000 and $1,068,000 in 1995 and 1994, respectively.

Property and Equipment

Property and equipment is recorded at cost. Depreciation and amortization are computed on the straight-line method.

Income Taxes

Income taxes have been recorded using the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FASB 109").

Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FASB 123"). This new standard establishes financial accounting and reporting standards for stock-based compensation plans and to transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. The new accounting standards prescribed by FASB 123 are optional, and the Company has elected to account for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," consistent with prior years. Accordingly, as the Company grants stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant, the Company recognizes no compensation expense for the stock option grants. Compensation expense is recorded for grants under variable award plans, based on the intrinsic value of the grant.

                 The Associated Group, Inc. and Subsidiaries

2. Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

Compensation expense recorded in 1996, 1995, and 1994 was not material to the Company's financial statements, and had compensation cost for the Company's stock-based compensation plans been determined based on the fair values at the grant dates for awards under those plans consistent with FASB 123, the effect on the financial statements would not have been material.

Reclassifications

Certain reclassifications have been made to the 1995 and 1994 financial statements to conform to the 1996 presentation. These reclassifications have no effect on the Company's net losses.

3. Consolidation of Grupo Portatel, S.A. de C.V.

At December 31, 1996, the Company, through a wholly owned subsidiary, Associated Communications of Mexico, Inc. ("ACM"), has a 30.2% economic interest in Grupo, of which Portatel del Sureste, S.A. de C.V. ("Portatel"), a Mexican cellular telephone company, is a wholly owned subsidiary. Portatel holds a cellular license for Region 8, one of nine regions in Mexico, to provide cellular telephone service in the southeastern portion of Mexico.

In 1994, the Company entered into an Association in Participation Agreement ("AP Agreement") and a related Joint Venture Agreement (together, the "Grupo Documents") with another United States shareholder of Grupo and one of the Mexican nationals to whom the Company has loaned funds for the acquisition of Grupo stock. The United States shareholder and the Mexican national have 18.8% and 1.7% direct equity interests in Grupo, respectively. Through the AP Agreement, the Mexican national, acting as the Active Partner (as defined in the AP Agreement), holds a 40.7% equity interest in Grupo as of December 31, 1996. The Company is a Silent Partner (as defined in the AP Agreement) in the AP Agreement. The Grupo Documents provide for the allocation to the parties to the Grupo Documents, at a given ratio, of proceeds received from distributions made by Grupo to its shareholders or from the sale of shares held pursuant to the AP Agreement, after adjustment to such proceeds for income tax liabilities and payment of capital advanced by the Company and the other Silent Partner and related investment fees thereon (the "Distribution of Proceeds Provision"). In the event that the Active Partner, after consultation with the Silent Partners, votes in such a way that is against the express will of the Silent Partners, then the Active Partner's proceeds from the sale of Grupo will be reduced by 50%, in accordance with the Distribution of Proceeds Provision. Additionally, the Grupo Documents provide that in the event of a change in Mexican law which would allow for the Silent Partners to hold direct ownership in Grupo without any percentage limitation, then, at the option of the Silent Partners, the Silent Partners may cause the AP

                 The Associated Group, Inc. and Subsidiaries

Agreement to be dissolved, and the Silent Partners' ownership increase in Grupo will be determined based upon allocation methodology consistent with the Distribution of Proceeds Provision. As a result of a change in Mexican law, the Silent Partners have the ability to increase their direct percentage ownership in Grupo without any percentage limitation, subject to certain Mexican regulatory approvals which are routine in nature, and thus, are entitled at their option to cause the AP Agreement to be dissolved.

Effective January 1, 1996, the Company and the other United States shareholder of Grupo have granted voting rights with respect to, and have agreed to contribute, their interests in Grupo, including their rights under the Grupo Documents, to Grupo Holdings, L.L.C. ("Grupo Holdings"), a new joint venture limited liability company, in which the Company has a 61.6% controlling interest. Through December 31, 1995, the Company recorded its investment in Grupo using the equity method. As a result of the formation of Grupo Holdings and the effects of the AP Agreement, the Company has consolidated the financial statements of Grupo with the Company's financial statements as of January 1, 1996.

At December 31, 1996, excluding the effects of the AP Agreement and any dilution that may result from the debt to equity conversion discussed in Note 11, the Company has a 30.2% economic interest and through Grupo Holdings controls a 49.0% voting interest in Grupo. Upon closing of the agreement discussed in Note 11, excluding the effects of the AP Agreement, the Company's economic interest in Grupo will be reduced to approximately 23.6%, and through Grupo Holdings, will control a 38.4% voting interest in Grupo. Subsequent to this transaction, through the AP Agreement and control of Grupo Holdings, the Company will continue to exert sufficient control over Grupo to warrant consolidation of Grupo's financial statements.

As a result of the consolidation of Grupo's financial statements and the formation of Grupo Holdings, equity in loss of affiliates in the 1996 period no longer includes Grupo, and at December 31, 1996, the Company's minority interests include third-party ownership interests for Grupo and Grupo Holdings. The consolidation of Grupo has no effect on the Company's consolidated net equity, consolidated net loss or per share data since its economic ownership percentage is the same regardless of consolidation of Grupo. The pro forma consolidated revenues of the Company for the years ended December 31, 1995 and 1994 would have been $17,800,000 and $32,226,000, respectively, assuming consolidation of Grupo as of January 1, 1994.

                 The Associated Group, Inc. and Subsidiaries

3. Consolidation of Grupo Portatel, S.A. de C.V. (continued)

Summary financial information, in thousands, of Grupo for the periods prior to consolidation of Grupo is as follows:

                                                      Year ended
                                               1995                1994
                                             ---------         ----------
Current assets                               $ 4,584             $ 7,619
Noncurrent assets                             28,240              32,159
Current liabilities                           20,517              15,096
Noncurrent liabilities                        10,408              15,335
Revenues                                      13,558              27,562
Expenses                                      20,708              33,425
Foreign currency translation loss             (1,569)             (3,541)
Net loss                                      (8,719)             (9,404)

The Company's share of the undistributed net deficit of Grupo is approximately $9,273,000 at December 31, 1995. The Company has paid $9,690,000 for stock in Grupo as of December 31, 1995.

4. Property and Equipment

Property and equipment, in thousands, consists of the following:

                                                                  Estimated
                                               December 31          Useful
                                            1996        1995      Life-Years
                                            ----------------      ----------
Land                                      $   448    $   100
Buildings and leasehold improvements        5,209      1,812          3-20
Operating equipment                        39,349      6,094          4-10
Office furniture and equipment              6,296      2,787          3-10
Wireless communications systems
 in progress                                1,163         --
                                          -------    -------
                                           52,465     10,793
Less accumulated depreciation and
 amortization                             (24,952)    (7,676)
                                          -------    -------
                                          $27,513     $3,117
                                          =======    =======

                 The Associated Group, Inc. and Subsidiaries

5. Marketable Equity Securities

The cost and market value of the Company's marketable equity securities classified as available for sale, at December 31, 1996, are as follows:

                                                    Cost of       Market Value
       Name of Issuer and            Number of   Each Issue in   of Each Issue
      Title of Each Issue             Shares       Thousands      in Thousands
------------------------------------------------------------------------------

Tele-Communications, Inc.:
  TCI Group Series A Common Stock    12,479,976      $3,505        $163,020
  TCI Group Series B Common Stock     7,071,852       1,178          99,006
  Liberty Media Group Series A
   Common Stock                       3,119,993       1,229          89,115
  Liberty Media Group Series B
   Common Stock                       1,767,963         410          51,271

TCI Satellite Entertainment, Inc.:
  Series A Common Stock               1,247,998         334          12,324
  Series B Common Stock                 707,185          90           7,072

Others                                  various         136           4,087
                                                     -------------------------
                                                     $6,882        $425,895
                                                     =========================

During the first quarter of 1996, the Company sold 41,598 shares of Tele-Communications, Inc. ("TCI") Class B 6% Cumulative Redeemable Exchangeable Junior Preferred Stock for pretax proceeds of approximately $2,690,000, and has recognized a gain on the sale of approximately $2,678,000. During the second quarter of 1996, the Company sold 90,000 shares of General Communication, Inc. ("GCI") Class A Common Stock for pretax proceeds of approximately $722,000, and has recognized a gain on the sale of approximately $719,000. In 1994, the Company realized a gain on the disposal of marketable equity securities of $2,831,000 pursuant to the merger of Republic Pictures Corporation with Spelling Entertainment Group. Gains on disposals realized in 1995 also resulted from mergers and acquisitions.

                 The Associated Group, Inc. and Subsidiaries

In August 1995, TCI divided its common stock into four series: TCI Group Series A Common Stock (which replaced TCI Class A), TCI Group Series B Common Stock (which replaced TCI Class B), Liberty Media Group Series A Common Stock ("Liberty Series A"), and Liberty Media Group Series B Common Stock ("Liberty Series B"). The Company received a distribution of one-quarter share of Liberty Series A and one-quarter share of Liberty Series B for each share of TCI Class A and TCI Class B owned, respectively.

In December 1996, TCI spun off its satellite business unit, TCI Satellite Entertainment, Inc. ("TCI Satellite") to holders of TCI Group Series A and TCI Group Series B Common Stock. The Company received a distribution of one share of TCI Satellite Series A Common Stock and one share of TCI Satellite Series B Common Stock for every ten shares of TCI Group Series A Common Stock and TCI Group Series B Common Stock owned, respectively.

In January 1997, the board of directors of TCI declared a dividend to holders of record of Liberty Series A and Liberty Series B as of December 27, 1996. In 1997, the Company received one share of Liberty Series A for every two shares of Liberty Series A owned and one share of Liberty Series A for every two shares of Liberty Series B owned.

On February 28, 1997, the aggregate market value of marketable equity securities held by the Company was approximately $406,642,000.

6. Notes Receivable from Related Parties

Included in noncurrent notes receivable from related parties at December 31, 1996 and December 31, 1995 are amounts and accrued interest due from certain Mexican stockholders of Grupo of $21,080,000 and $11,240,000, respectively, used for their purchase of Grupo stock which is secured by said stock. Of the increase between periods, $7,162,000 is the result of the formation of and initial contributions of notes receivable to Grupo Holdings by the minority member of Grupo Holdings as discussed in Note 3. Interest accrues on certain of these notes at the prime rate plus 2%.

             The Associated Group, Inc. and Subsidiaries

6. Notes Receivable from Related Parties (continued)

Also included in noncurrent notes receivable from related parties at December 31, 1996 is a $8,250,000 note and accrued interest of $177,000 due from the Chairman and Chief Executive Officer (the "Executive") of Associated Communications, L.L.C. ("ACOM"), in which Microwave Services, Inc. ("MSI"), a wholly owned subsidiary of the Company, has a 55% ownership interest, and Digital Services Corporation ("DSC"), a third-party, has the remaining 45%

ownership interest. Under the terms of the Executive's employment agreement, one-fifth of the principal and interest due under the note will be forgiven on each of the Executive's first two employment anniversary dates if he is still employed by ACOM, and the remainder due will be forgiven on the fifth anniversary of employment. In the event that the Executive terminates his employment prior to the fifth anniversary date (other than by reason of his death or disability or for good reason as defined in the employment agreement), any outstanding principal and accrued interest on the note will become immediately due and payable. As a result, the Company is expensing the accrued interest and principal over five years, the term of the employment agreement, and as such, the balance at December 31, 1996 is $7,700,000.

7. Investments in Wireless Communications Affiliates

Teletrac, Inc. ("Teletrac")

As of December 31, 1996, Associated RT, Inc. ("ART"), a wholly-owned subsidiary of AGI, held 50,000 shares, or 20%, of the outstanding Class A Common Stock and 5,772 shares, or 3%, of the outstanding Series A Convertible Preferred Stock of Teletrac, Inc. ("Teletrac"). Teletrac is in the business of providing location and, potentially, messaging services primarily for vehicle and fleet management. ART paid a total of $6,000,000 as of December 31, 1996 for Teletrac stock. Through November 1996, ART held 20% of the voting stock of Teletrac and accounted for its investment in Teletrac under the equity method. As a result of Teletrac's issuance of the Series A Convertible Preferred Stock ("Teletrac Preferred") in early December 1996, ART's voting interest was reduced to 12.7% and, accordingly, ART began accounting for its investment under the cost method. Shares of Teletrac Preferred entitle holders to receive cumulative, compounding dividends at 15% per annum. Holders are entitled to voting rights, preference on liquidation, voluntary equal share conversion into Teletrac Class A Common Stock at a defined conversion price, and automatic equal share conversion into Teletrac Class A Common Stock after either a qualified public stock offering or a certain nonqualified public stock offering as defined.

Specialized Mobile Radio ("SMR")

The Company has an equity investment in a Mexican corporation, Corporacion Mobilcom, S.A. de C.V. ("Mobilcom"), which operates SMR systems in Mexico. SMR, or "trunked mobile

             The Associated Group, Inc. and Subsidiaries

7. Investments in Wireless Communications Affiliates (continued)

Specialized Mobile Radio ("SMR") (continued)

radio," is a wireless communications service which can transmit voice and data.

Mobilcom holds licenses or equity interests in corporations licensed to provide trunked mobile radio service in the 800 MHz and 400 MHz frequency bands in major metropolitan areas in Mexico, including Mexico City, Guadalajara, and Monterrey, as well as the connecting highways.

On March 3, 1995, Mobilcom and its shareholders completed a transaction with Nextel Communications, Inc. ("Nextel"), pursuant to which Nextel made an investment in Mobilcom of $57.5 million for an approximate 18% equity interest. Nextel also received options which would allow Nextel to increase its ownership stake in Mobilcom to approximately 40% over the next three years. On August 23, 1996, Mobilcom and its shareholders completed a transaction with Nextel pursuant to which Nextel acquired an additional approximate 19% equity interest in Mobilcom. The Company's current effective ownership interest in Mobilcom, prior to exercise of the remaining Nextel options, is approximately 14%, compared to 19% just prior to the 1995 Nextel transactions.

In addition, on August 23, 1996, the Company and certain other shareholders of Mobilcom (collectively, the "Mobilcom Investors"), entered into a put-call agreement (the "Put-Call Agreement") with Nextel, pursuant to which, under certain circumstances, the Mobilcom Investors have the right to cause Nextel to purchase, and Nextel shall have the right to buy, the entire equity interest of the Mobilcom Investors. The Put-Call Agreement became effective on October 24, 1996 (the "Effective Date"). After the first anniversary of the Effective Date, and prior to the third anniversary of the Effective Date, the Mobilcom Investors collectively shall have the right to put their shares to Nextel upon the taking of certain actions by Mobilcom, if the Mobilcom Investors, or directors designated by them, have voted against such actions (a "Put Event"). On the third anniversary of the Effective Date, a Put Event is deemed to have occurred automatically, and if the Mobilcom Investors do not exercise their put rights, Nextel shall have the right to call such shares. A Put Event shall also be deemed to have occurred on January 22, 1998 if the Mobilcom Investors have not had the opportunity to vote for or against certain actions proposed by Mobilcom. The purchase price for the put-call shares is based upon a fair market value of Mobilcom, which fair market value shall in no event be deemed to be less than $150 million. In the event that the fair market value of Mobilcom exceeds $250 million, for purposes of the Put-Call Agreement, the fair market value shall be deemed to be $250 million plus 50% of the amount by which such valuation exceeds $250 million.

             The Associated Group, Inc. and Subsidiaries

7. Investments in Wireless Communications Affiliates (continued)

Personal Communications Services ("PCS")

The Company has a 75% interest in a general partnership (the "PCS Partnership") which holds a 4.42% interest in Omnipoint Communications, Inc. ("OCI"), a subsidiary of Omnipoint Corporation ("Omnipoint Parent"). Omnipoint Parent, through OCI, was awarded one of three pioneer's preference licenses by the

Federal Communications Commission ("FCC") to construct and operate a broadband PCS system in the New York Major Trading Area, a region with a population of approximately 27 million. In January 1996, Omnipoint Parent successfully completed an initial public offering and is traded on the Nasdaq National Stock Market under the symbol "OMPT."

8. Other Noncurrent Assets

At December 31, 1996, included in other noncurrent assets are amounts for preoperating expenses of Grupo of $1,188,000, net of accumulated amortization of $1,782,000, and amounts for the cost of concession rights granted to Portatel from the Mexican Ministry of Communications and Transportation ("SCT") to operate cellular telephone services in the southeast region of Mexico of $2,452,000, net of accumulated amortization of $1,073,000. The preoperating expenses are being amortized over a ten-year period and the cost of concession rights is being amortized over twenty years, the life of the concession.

At December 31, 1996, also included in other noncurrent assets are amounts for goodwill and noncompete agreements related to the second quarter 1996 purchase of the assets of WCEZ-FM (see Note 1) of $2,330,000, net of accumulated amortization of $204,000. The goodwill is being amortized over a fifteen-year period and the noncompete agreements are being amortized over three years, the term of the agreements.

             The Associated Group, Inc. and Subsidiaries

9. Short-Term Obligations

The Company's short-term borrowings as of December 31 were as follows (in thousands):


                                                          1996      1995
                                                        -------------------
General Credit Facilities:
 $100 million demand discretionary bank line of credit  $19,000     $16,500
 Two brokerage margin loan facilities                    56,526      16,970
                                                        -------------------
                                                         75,526      33,470
ACOM Credit Facility:
 $50 million secured bank revolving credit facility       2,000           -
                                                        -------------------
                                                        $77,526     $33,470
                                                        ===================


Weighted average interest rate                              6.3%        6.6%


a. General Credit Facilities

Borrowings under the $100,000,000 line of credit are limited to 65% of the market value of the shares of TCI Group Series A Common Stock pledged as security under the agreement, and bear interest at rates as offered by the bank at the time of borrowing. The line expires on November 30, 1997 and the Company presently anticipates renewal of such facility.

Borrowings under one of the brokerage margin loan facilities are limited to 65% of the market value of the pledged TCI Group Series A Common Stock, with an additional 15% collateral requirement if borrowings exceed $100,000,000, up to a maximum of $200,000,000. Borrowings under the other brokerage margin loan facilities are limited to 50% of the market value of the pledged stock. Borrowings under these facilities bear interest at variable rates based upon the broker call rate or the Fed Funds rate plus an applicable margin, as offered by the brokerage firm at the time of borrowing.

As of December 31, 1996, 9,799,980 shares of TCI Group Series A Common Stock were pledged as security under the line of credit and brokerage margin loan facilities. Subsequent to December 31, 1996 and through February 28, 1997, an additional 700,000 shares of TCI Group Series A Common Stock were pledged as security under the margin loan facilities.

b. ACOM Credit Facility

The ACOM $50,000,000 secured bank revolving credit facility is available to meet the cash flow needs of ACOM only. Borrowings under this credit facility bear interest at variable rates based upon the LIBOR rate, prime rate, or the Fed Funds rate plus an applicable margin, as offered by

             The Associated Group, Inc. and Subsidiaries

b. ACOM Credit Facility (continued)

the bank. A facility fee of 1/2% of the total credit available and a commitment fee of 1/2% of the unused portion of the facility are payable quarterly. The ACOM credit facility is secured by a pledge of the Company's stock in MSI, a pledge of the stock of DSC, and all of the assets of ACOM, and matures on December 19, 1997.

10. Deferred Compensation


Two executive officers of the Company serve under employment agreements that provide for the annual payment for ten years to the officers' beneficiary of one-half of the officers' base salary upon termination due to disability or death. The Company accrues the present value of the estimated payments due over the expected service period of the employees, which is based on their life expectancy.

The Executive of ACOM serves under an employment agreement that provides for, among other things, a payment of $5,000,000 on the fifth anniversary of the Executive's employment, or earlier in certain circumstances. In the event of termination of employment prior to his fifth anniversary, the Executive will receive either $5,000,000, or a pro rata portion thereof, depending on the circumstances of his termination. The Company accrues the present value of the payment due over the expected service period of five years.

11. Long-Term Debt and Amounts Due to Cellular Equipment Vendor

Portatel has long-term debt obligations under various credit facilities with a U.S. bank and various related parties (the "Portatel Credit Agreements"). Such long-term obligations are denominated in U.S. dollars and were incurred for working capital, including the purchase and construction of cellular telephone infrastructure equipment. The outstanding debt under the Portatel Credit Agreements is guaranteed by a cellular equipment vendor of Portatel (the "Guarantor"). During 1995 and January 1996, Portatel failed to meet a portion of its debt obligations under such credit facilities. Accordingly, payments were made by the Guarantor to Portatel's lenders on Portatel's behalf. Such amounts are included in current liabilities at December 31, 1996. As a result of Portatel's failure to make such payments, the Guarantor had the right to require Grupo to transfer to the Guarantor 40% of the stock of Portatel held in trust as collateral for such guarantee, but did not exercise its right to acquire such shares. Grupo, Portatel and certain shareholders of Grupo (including ACM) entered into a Contribution Agreement with the Guarantor, effective January 31, 1996, to convert the payments made by the Guarantor in 1995 and January 1996 on behalf of Portatel into capital stock of Grupo. Closing under the Contribution Agreement was contingent upon certain Mexican regulatory consents and

             The Associated Group, Inc. and Subsidiaries

11. Long-Term Debt and Amounts Due to Cellular Equipment Vendor (continued)

approvals, the last of which was obtained in the first quarter of 1997. Upon closing, excluding the effects of the AP Agreement, the conversion provided for in the Contribution Agreement will result in a reduction of ACM's economic interest in Grupo to approximately 23.6% and a reclassification of $15,069,000 between due to cellular equipment vendor and minority interests on the Company's consolidated balance sheet. The Guarantor will continue to guarantee the remaining debt of Portatel secured by an approximate 30.7% equity interest in Portatel. Portatel has complied with its debt covenants or has obtained waivers as of December 31, 1996.


The remaining debt of Portatel is subdivided into various pieces, referred to as Tranches. The loans under Tranche I bear interest at the LIBOR rate plus 2.5%. Interest and principal are payable in semiannual installments through November 15, 2001. The loans under Tranche II bear interest at the LIBOR rate plus 6%. Interest and principal are payable in semiannual installments through September 25, 2001. The amounts outstanding under the Portatel Credit Agreements at December 31, 1996 are as follows (in thousands):

                         Tranche I           Tranche II            Total
                    ------------------- ------------------- -------------------
Current                   $ 1,742            $    340            $  2,082
Long-Term                   6,964               1,362               8,326
                    ------------------- ------------------- -------------------
                          $ 8,706            $  1,702            $ 10,408
                    =================== =================== ===================

Weighted average
interest rate at
year-end                     8.39%              12.12%


Maturities of long-term debt for the next five years are as follows (in thousands):


         1997                                   $ 2,082
         1998                                     2,082
         1999                                     2,082
         2000                                     2,081
         2001                                     2,081
                                           ------------------
         Total                                   10,408
         Less current portion                    (2,082)
                                           ------------------
         Total long-term debt                   $ 8,326
                                           ==================


Cash paid for interest on both short-term and long-term debt obligations amounted to approximately $2,211,000, $1,116,000, and $349,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

             The Associated Group, Inc. and Subsidiaries

12. Leases

The Company and its subsidiaries lease sales, studio, administrative, and certain corporate offices, as well as transmitter and antenna sites, under operating lease agreements. Total rent expense was approximately $2,424,000, $1,390,000, and $1,551,000 for the years ended December 31, 1996, 1995, and
1994, respectively.

Approximate future minimum lease payments, in thousands, by year and in the aggregate, are as follows at December 31, 1996:


         1997                           $1,461
         1998                            1,169
         1999                            1,012
         2000                              644
         2001 and thereafter             1,828
                                   ------------------
                                        $6,114
                                   ==================


13. Income Taxes

Prior to the Distribution Date, the Company filed income tax returns as a consolidated group with Associated and its other subsidiaries. Income taxes for 1994 presented in these financial statements represent the portion of income taxes that were attributable to the taxable income and book and tax bases differences of the companies included in these financial statements. Such amounts do not represent the taxes which would have been recorded if the Company had filed income tax returns as an independent entity in that year. Had the tax provision been calculated as though separate income tax returns were filed, the pro forma income tax benefit and the pro forma net loss for the year ended December 31, 1994 would have been $2,113,000 and $10,136,000, respectively.

The Company has no current tax liability for any periods prior to the Distribution Date under the provisions of a Tax Disaffiliation Agreement entered into by the Company, Associated, and ACH in connection with the Distribution.

Mexican tax law does not permit the use of net operating losses of one Mexican subsidiary to offset the taxable income of other Mexican subsidiaries. Current Mexican income taxes are computed taking into consideration the taxable and deductible effects of inflation, such as depreciation calculated on restated asset values and the deduction of purchases in place of cost of sales, which permit the deduction of current cost, and taxable income is increased or reduced by the effects of inflation on certain monetary assets and liabilities through the inflationary component.

             The Associated Group, Inc. and Subsidiaries

13. Income Taxes (continued)

Mexican tax law provides for an alternative minimum tax ("assets tax"). The assets tax is computed at an annual rate of 1.8% of the average of the majority or restated assets less certain liabilities, and the tax is paid only to the extent that it exceeds regular income tax of the period. Any required payment of assets tax is refundable against the excess of income taxes over asset taxes for the following ten years. Cash paid for Mexican income taxes for the year ended December 31, 1996 was approximately $553,000.

The tax effects of temporary differences that give rise to the net deferred tax liability are as follows (in thousands):

                                                      December 31
                                                  1996            1995
                                              -----------     -----------
Deferred tax assets:
 Net operating loss and assets tax
  credit carryforwards:
   United States                               $   13,781          $    7,372
   Mexican                                          6,235                   -
  Equity in loss of affiliates                      4,462               3,083
  Inventory reserves and capitalized costs            994                 995
  Other                                             2,662                 657
                                             -----------------------------------
Total deferred tax assets                          28,134              12,107
  Valuation allowance                              (6,512)                  -
                                             -----------------------------------
Net deferred tax assets                            21,622              12,107

Deferred tax liabilities:
  Unrealized gain on marketable
   equity securities                             (146,654)           (186,614)
  Other                                              (143)                  -
                                             ----------------------------------
Total deferred tax liabilities                   (146,797)           (186,614)
                                             ----------------------------------
Net deferred tax liability                      $(125,175)          $(174,507)
                                             ===================================


The changes in the valuation allowance recorded by Grupo were as follows (in thousands):


     Beginning balance, January 1, 1996                                $6,437
     Provision                                                            187
     Foreign currency translation gain                                   (112)
                                                                    -----------
     Ending balance, December 31, 1996                                 $6,512
                                                                    ============




             The Associated Group, Inc. and Subsidiaries

              Notes to Financial Statements (continued)


13. Income Taxes (continued)

The increase in the 1996 valuation allowance relates to 1996 net operating losses and assets tax credit carryforwards, along with the allowance for doubtful accounts. In assessing the realizability of deferred tax assets, Grupo's management considered whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level and trend of historical taxable income of Grupo measured by individual subsidiary of Grupo, Grupo's management believes that it is more likely than not Grupo will realize the benefit of these deductible differences, net of the existing valuation allowances at December 31, 1996.

The income tax benefit for the three years ended December 31, 1996 consists of the following (in thousands):



                             1996                1995                1994
                     ------------------- ------------------- -------------------
Current:
  Mexican                   $   407              $     -             $     -

Deferred:
  United States             $(8,967)              (6,823)             (2,813)

  Mexican                       224                    -                   -
                     ------------------- ------------------- -------------------
Total deferred               (8,743)              (6,823)             (2,813)
                     ------------------- ------------------- -------------------
                            $(8,336)             $(6,823)            $(2,813)
                     =================== =================== ===================


             The Associated Group, Inc. and Subsidiaries

13. Income Taxes (continued)

At December 31, 1996, the Company's federal net operating loss ("NOL") carryforwards and Mexican NOL and assets tax credit carryforwards of Grupo were as follows (in thousands):


                       Federal              Mexican          Mexican Assets Tax
                         NOL                  NOL                  Credit
                 --------------------- --------------------- ---------------------
Expiration date:

   2001              $        -           $       27          $        -
   2002                       -                   75                   -
   2003                       -                  641                 353
   2004                       -                5,160                 341
   2005                       -                5,903                 399
   2006                       -                2,167                 391
   2008                   1,244                    -                   -
   2009                     980                    -                   -
   2010                  18,870                    -                   -
   2011                  19,437                    -                   -
                 --------------------- --------------------- ---------------------
                        $40,531              $13,973              $1,484
                 ===================== ===================== =====================


Portatel del Sureste, S.A. de C.V., a subsidiary of Grupo, realized taxable income for the year ended December 31, 1996. Net operating losses of $1,925,000 were utilized in 1996 to offset the liability for current Mexican tax expense.

A reconciliation between income taxes computed using the statutory federal income tax rate (34%) and the effective rate, in thousands, is as follows:

                                       1996         1995          1994
                                    ----------   -----------   ---------
Federal income tax (credit)
 at statutory rate                   $(8,681)      $(6,812)     $(4,165)
Tax effects attributable
 to Mexican operations                 1,145             -            -
Effect of income tax allocation
 between the Company and Associated        -             -         1,244
Other                                   (800)          (11)          108
                                     ---------    ----------     --------
                                      $(8,336)     $(6,823)      $(2,813)
                                     =========    ==========     ========


             The Associated Group, Inc. and Subsidiaries

14. Common Stock

In connection with the Distribution, the Company approved and adopted a Stockholder Rights Plan. On December 14, 1994, the Board of Directors of the Company declared a Rights dividend payable for each outstanding share of AGI Common Stock distributed to Associated stockholders pursuant to the Distribution on December 15, 1994. Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share (a "Unit") of Series A Junior Participating Preferred Stock, par value $.01 per share, at a purchase price of $100 per Unit, subject to adjustment (the "Purchase Price").

Upon occurrence of certain events as set forth in the Stockholder Rights Plan, each holder of a Right will thereafter have the right to receive, upon exercise, Class B Common Stock (or, in certain circumstances, cash, property, or other securities of the Company) having a value equal to two times the Purchase Price.

Each share of the Class A Common Stock entitles the holder to one vote and each share of the Class B Common Stock entitles the holder to one twenty-fifth (1/25) of a vote. There is no cumulative voting.

Class B Common Stock is mandatorily convertible at the election of the Company and without stockholder action, into one share of Class A Common Stock, upon the determination of the Company's Board of Directors that such a conversion is necessary or appropriate in connection with an election by the Company to become a business development company under the Investment Company Act of 1940, as amended ("1940 Act"), or to register as an investment company under the 1940

Act. A total of 10,823,668 shares of Class A Common Stock are reserved for issuance in the event of such a conversion.

1996 and 1995 per common share data is calculated using 18,774,261 and 18,765,947 weighted average common shares outstanding during the years ended December 31, 1996 and 1995, respectively, and does not include common stock equivalents since their effect on the net loss per share would be antidilutive. 1994 pro forma per common share data is calculated using 18,766,031 weighted average common shares outstanding from December 15 to December 31, 1994, as if such shares were outstanding throughout the entire year, and does not include common stock equivalents since their effect on the pro forma net loss per share would be antidilutive.

             The Associated Group, Inc. and Subsidiaries

15. Stock Options

1989 Stock Option Plan of Associated Communications Resources, Inc. ("ACORN
Plan")

The ACORN Plan was sponsored by a wholly owned subsidiary of Associated which was merged with the Company in connection with the Distribution and the Merger. In accordance with the provisions of the ACORN Plan and as a result of the Merger, all outstanding ACORN Plan options became fully vested and, as of the effective time of the Merger, were rolled over into and became options for Class B Common Stock of the Company. Such "rollover" options are governed by the provisions of the Company's 1994 Stock Option and Incentive Award Plan described below, with an option period of ten years from the date of original grant of the ACORN Options.

ACORN Options held by persons who were not employees of Associated or the Company at the Distribution Date were cashed out resulting in compensation expense of $544,500 in 1994.

1994 Stock Option and Incentive Award Plan ("1994 Plan")

The 1994 Plan authorizes, among other award programs, the granting of options to purchase up to 950,000 shares of Class B Common Stock, and an additional 490,683 shares of Class B Common Stock for the rollover options as described above. Under the 1994 Plan, in general, options may be granted at an option price no less than the fair market value of the stock covered by the option on the grant date, for an option period of ten years. Options become exercisable over a period determined by the committee of nonemployee directors which administers the 1994 Plan. As of December 31, 1996, options for 903,458 shares were exercisable under the 1994 Plan.

Activity of the 1994 Plan is summarized below:


                                                                                                     Option
                                                           Number of Options                        Price Per
                                                 1996             1995            1994                Share
                                            ---------------- --------------- ---------------- -----------------------
Options outstanding, beginning of year          1,151,683          495,683               -
Rolled over from ACORN Plan                             -                -         490,683         $0.90-$1.31
Granted                                            35,000          656,000           5,000        $16.50-$22.625
Exercised                                         (14,925)               -               -            $0.90
Canceled and returned to plan                     (10,000)               -               -           $16.50
                                            ---------------- --------------- ----------------
Options outstanding, end of year                1,161,758        1,151,683         495,683
                                            ================ =============== ================

             The Associated Group, Inc. and Subsidiaries

Associated RT, Inc. 1995 Stock Incentive Plan ("ART Plan")

The ART Plan, adopted in October 1995, authorizes the granting of options to purchase up to 200,000 shares of common stock of Associated RT, Inc. Under the ART Plan, in general, options may be granted at an option price no less than the fair value of the stock covered by the option on the grant date, for an option period of ten years. Options become exercisable over a period determined by the committee of nonemployee directors which administers the ART Plan. Options granted in 1996 and 1995 are exercisable over either a one- or four-year period. As of December 31, 1996, options for 49,500 shares were exercisable under the ART Plan.

Activity of the ART Plan is summarized below:

                                                                                                       Option
                                                                    Number of Options                 Price Per
                                                                 1996                1995               Share
                                                          ------------------- ------------------- -------------------
Options outstanding, beginning of year                          97,500                   -

Granted                                                         41,050              97,500          $21.00-$42.00
Canceled and returned to plan                                  (10,000)                  -              $21.00
                                                          ------------------- -------------------

Options outstanding, end of year                               128,550              97,500
                                                          =================== ===================


Microwave Services, Inc. 1996 Stock Incentive Plan ("MSI Plan")

The MSI Plan, adopted in April 1996, authorizes the granting of options to purchase up to 200,000 shares of common stock of MSI. Under the MSI Plan, in general, options may be granted at an option price no less than the fair value of the stock covered by the option on the grant date, for an option period of ten years. Options become exercisable over a period determined by the committee of nonemployee directors which administers the MSI Plan. In 1996, options for 194,250 shares were granted under the MSI Plan at exercise prices from $25.00 to $30.00 per share. Such options are exercisable over either a one- or four-year period, and none were exerciseable as of December 31, 1996.

             The Associated Group, Inc. and Subsidiaries

ACOM Company Appreciation Rights ("CARs")

On September 1, 1996, six separate CARs were granted to the Executive of ACOM under the terms of his employment agreement. For each CAR, the Executive is entitled to receive, as soon as practicable after the "settlement date" as defined in the employment agreement, an amount equal to a percentage (initially 3%) of the excess of ACOM's fair market value over the target value for that CAR. ACOM's Board of Directors, in its sole discretion, shall determine if the CAR amount is settled with cash, equity securities of ACOM, a combination thereof, or any other form of consideration as the Board may determine. The CAR percentage and target values are subject to adjustment for certain equity and other transactions of ACOM, as defined in the agreement, and expire ten years after the grant date. The vesting date and unadjusted target value for each CAR granted is as follows:

                                                                                              Unadjusted
                CAR                                  Vesting Date                            Target Value

------------------------------------- -------------------------------------------- ----------------------------------
                 1                                 September 1, 1997                        $   200,000,000
                 2                                 September 1, 1998                            250,000,000
                 3                                 September 1, 1999                            325,000,000
                 4                                 September 1, 2000                            425,000,000
                 5                                 September 1, 2001                            500,000,000

                 6                                 September 1, 2002                          2,750,000,000


16. Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

Cash and Cash Equivalents

The carrying amount reported in the balance sheets for cash and cash equivalents approximates its fair value.

Marketable Equity Securities

The fair values of marketable equity securities are based on quoted market prices.

             The Associated Group, Inc. and Subsidiaries

16. Fair Values of Financial Instruments (continued)

Notes Receivable from Related Parties

The fair value of the notes receivable from related parties is estimated using discounted cash flow analyses.

Due to Cellular Equipment Vendor

The carrying amount of the amount due to cellular equipment vendor approximates its fair value.

Short-Term Obligations

The carrying amount of the Company's short-term borrowings approximates fair value.

Long-Term Debt

The carrying amount of the long-term debt, including the current portion, approximates fair value based on quoted market prices for similar types of borrowing arrangements.

Considerable judgment enters into estimates of fair value. Accordingly, the estimates presented may not be indicative of the amounts that the Company could realize in a current market exchange. The carrying amounts and fair values of the Company's financial instruments, in thousands, were as follows:


                                                      December 31, 1996                  December 31, 1995
                                              ---------------------------------- ----------------------------------
                                                  Carrying         Estimated         Carrying         Estimated
                                                   Amount         Fair Value          Amount          Fair Value
                                              ----------------- ---------------- ----------------- -----------------
Cash and cash equivalents                         $   3,341        $    3,341       $    1,018        $    1,018
Marketable equity securities                        425,895           425,895          540,082           540,082
Notes receivable from related parties                28,983            28,983           11,431            11,431
Due to cellular equipment vendor                     15,069            15,069                -                 -
Short-term obligations                               77,526            77,526           33,470            33,470
Long-term debt, including current portion            10,408            10,408                -                 -


             The Associated Group, Inc. and Subsidiaries

Based upon the information reasonably available to it, including the information set forth in Note 7, the Company believes that the fair market value of its investments in Teletrac, SMR, and PCS are in excess of carrying value.

17. Segment Information

The Company operates principally in three industry segments: wireless communication services in major cities across the United States and Southeastern Mexico, radio broadcasting in Ohio, and retail art in New York, New York. Financial information by industry segment, in thousands, is as follows:

                                                                             Year ended December 31
                                                                     1996              1995             1994
                                                               ----------------- ----------------- ----------------
Revenues:
  Wireless communication services                                 $  16,606        $    1,884        $    2,244
  Radio broadcasting                                                  2,688             1,854             1,897
  Art gallery sales                                                     741               534               523
                                                               ----------------- ----------------- ----------------
Total revenues                                                    $  20,035        $    4,272        $    4,664
                                                               ================= ================= ================

Operating loss:
  Wireless communication services                                 $ (25,601)       $   (7,462)       $   (1,680)

  Radio broadcasting                                                   (645)             (293)              (53)
  Art gallery                                                          (731)             (742)             (659)
  Corporate                                                          (5,809)           (8,169)          (10,499)
                                                               ----------------- ----------------- ----------------
Operating loss                                                      (32,786)          (16,666)          (12,891)

Equity in loss of affiliates                                         (2,119)           (2,912)           (2,957)
Other income (expense)                                                9,373              (458)            3,599
                                                               ----------------- ----------------- ----------------
Loss before income taxes                                          $ (25,532)        $ (20,036)        $ (12,249)
                                                               ================= ================= ================

Identifiable assets:
  Wireless communication services                                 $  82,209         $  26,489         $  28,358
  Radio broadcasting                                                  3,740               947               976
  Art gallery                                                         1,290             1,421             1,654
  Corporate                                                         431,695           545,614           447,567
                                                               ----------------- ----------------- ----------------
                                                                   $518,934          $574,471          $478,555
                                                               ================= ================= ================

             The Associated Group, Inc. and Subsidiaries

17. Segment Information (continued)

                                                                            Year ended December 31
                                                                 1996                1995                1994
                                                          ------------------- ------------------- -------------------
    Depreciation and amortization:
      Wireless communication services                           $   4,426           $     906         $     1,058
      Radio broadcasting                                              330                 112                 110
      Art gallery                                                      13                  10                  11
      Corporate                                                       287                 274                 252
                                                          ------------------- ------------------- -------------------
                                                                $   5,056           $   1,302         $     1,431
                                                          =================== =================== ===================

    Capital expenditures:
       Wireless communication services                          $   4,087           $     269         $        45
       Radio broadcasting                                             179                 115                  41
       Art gallery                                                     23                  12                   2
       Corporate                                                      163                 251                 201
                                                          ------------------- ------------------- -------------------

                                                                $   4,452           $     647         $       289
                                                          =================== =================== ===================


Segment information by geographic area, in thousands, is as follows:

                                                                            Year ended December 31
                                                                 1996                1995                1994
                                                          ------------------- ------------------- --------------------
    Revenues:
      United States                                           $   4,860           $   4,272           $   4,664
      Mexico                                                     15,175                   -                   -
                                                          ------------------- ------------------- --------------------
                                                              $  20,035           $   4,272           $   4,664
                                                          =================== =================== ====================

    Operating loss:
      United States                                           $ (30,457)          $ (16,666)          $ (12,891)
      Mexico                                                     (2,329)                  -                   -
                                                          ------------------- ------------------- --------------------
                                                              $ (32,786)          $ (16,666)          $ (12,891)
                                                          =================== =================== ====================

    Identifiable assets:
      United States                                           $ 488,934           $ 574,471           $ 478,555
      Mexico                                                     30,000                   -                   -
                                                          ------------------- ------------------- --------------------
                                                              $ 518,934           $ 574,471           $ 478,555
                                                          =================== =================== ====================


             The Associated Group, Inc. and Subsidiaries

Revenues from wireless communication services included sales to one customer representing approximately 19% and 24% of total revenues in 1995 and 1994, respectively. No single customer accounted for more than 10% of the Company's total revenues in 1996.

Approximately 50% of the Company's accounts receivables at December 31, 1996, relate to Grupo. As part of its business of rendering cellular telephone services in the southeast region of Mexico, Grupo grants unsecured credit to customers, the majority of which are residents of that area. Grupo estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimates for bad debts.

Corporate assets consist principally of cash and cash equivalents, marketable equity securities, and prepaid expenses and other assets. Assets of the wireless communications segment include Mexican cellular telephone services (consolidated in 1996), microwave communications services, the investments in Grupo (equity method in 1994 and 1995), Mobilcom, Omnipoint, and Teletrac, in addition to assets related to ACOM and ART.

18. Related Party Transactions

The Company provided technical, administrative, and management services to the 45% minority member of ACOM, Grupo, and to other related organizations. The Company was reimbursed for these services at rates which approximate cost. The reimbursement of these costs is used to offset operating and sales, general and administrative expenses. The total reimbursement for these services on a net equity basis was approximately $456,000, $9,000, and $19,000 in 1996, 1995, and 1994, respectively. In 1996, related parties provided technical, administrative and management services to ACOM at rates which approximate cost. The total charge for these services is included in operating and sales, general and administrative expenses and was approximately $378,000 on a net equity basis in 1996.

Accounts receivable at December 31, 1996 and 1995 includes approximately $517,000 and $252,000, respectively, for balances due from related parties for technical, administrative, and management services and other expenses. Accounts payable at December 31, 1996 includes approximately $576,000 for balances due to related parties for technical, administrative, and management services and other expenses.

             The Associated Group, Inc. and Subsidiaries

19. Quarterly Data (Unaudited)

                                                                              Quarter
                                               ----------------------------------------------------------------------
                                                    First            Second            Third             Fourth
                                               ----------------- ---------------- ----------------- -----------------
                                                               (In Thousands, Except Per Share Data)
1996
Revenues                                             $ 4,436           $ 5,089          $ 5,122          $  5,388

Operating loss                                        (5,107)           (5,097)          (8,927)          (13,655)
Net loss                                              (1,589)           (3,213)          (4,966)           (7,428)

Net loss per common share                            $  (.08)          $  (.17)         $  (.26)         $   (.41)

1995
Revenues                                             $ 1,201           $ 1,083          $   999          $    989
Operating loss                                        (3,321)           (3,369)          (4,174)           (5,802)
Net loss                                              (2,507)           (2,654)          (3,339)           (4,713)

Net loss per common share                            $  (.13)          $  (.14)         $  (.18)         $   (.25)


                   The Associated Group, Inc. and Subsidiaries

                 Schedule II--Valuation and Qualifying Accounts

               Column A                    Column B               Column C               Column D        Column E
---------------------------------------- -------------- ----------------------------  -------------- ---------------
                                                                  Additions
                                                        -----------------------------
                                          Balance at      Charged to     Charged to                     Balance at
                                           Beginning      Costs and         Other                         End of
              Description                  of Period       Expenses       Accounts      Deductions        Period
---------------------------------------- ----------------------------------------------------------------------------
                                                                       (In Thousands)
Year ended December 31, 1996:
  Deducted from assets:
  Allowance for doubtful accounts
     (deducted from accounts
     receivable)                         $      183     $    1,275      $    2,730 (A) $    1,833 (B) $    2,355
                                         ============== =============== ============== ============== ===============
  Inventory market valuation reserve
     (deducted from inventory)           $    1,582     $        -      $        -     $       12 (C) $    1,570
                                         ============== =============== ============== ============== ===============
   Deferred tax asset valuation
     allowance (deducted from deferred
     taxes)                              $        -     $      187      $    6,325 (A) $        -     $    6,512
                                         ============== =============== ============== ============== ===============

Year ended December 31, 1995:
  Deducted from assets:
  Allowance for doubtful accounts
    (deducted from accounts
    receivable)                          $      92      $     114       $       -      $      23 (B)  $     183
                                         ============== =============== ============== ============== ===============

  Inventory market valuation
    reserve (deducted from
    inventory)                           $   1,573      $       0       $       -      $      51 (C)  $   1,582
                                         ============== =============== ============== ============== ===============

Year ended December 31, 1994:
  Deducted from assets:
  Allowance for doubtful accounts
    (deducted from accounts
    receivable)                          $      263     $       40      $        -     $      211 (B) $       92
                                         ============== =============== ============== ============== ===============
  Inventory market valuation
    reserve (deducted from
    inventory)                           $    1,573     $        -      $        -     $        -     $    1,573
                                         ============== =============== ============== ============== ===============
  Investment valuation reserve           $      461     $        -      $        -     $      461 (D) $        -
                                         ============== =============== ============== ============== ===============

(A)--Consolidation of Grupo Portatel, S.A. de C.V.
(B)--Accounts written off, net of recoveries.
(C)--Inventory written off or sold below cost.
(D)--Transferred to net unrealized gain on marketable equity securities.