Form 10-Q
period 1997-03-31
ASSOCIATED GROUP INC
filed 1997-05-15
CIK 931183

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                                 FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1997 OR

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

      The number of shares outstanding of each of the issuer's classes of common stock, as of May 12, 1997:

                     Common Stock, Class A               9,382,962
                     Common Stock, Class B               9,398,410



PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

                THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                       March 31,   December 31,
                                                                         1997         1996
                                                                ----------------------------------
                                                                       (amounts in thousands)
ASSETS
Current assets:
   Cash and cash equivalents (approximates fair value)          $       2,802      $     3,341
   Accounts receivable, less allowance for
      doubtful accounts (March 31, 1997--$2,470,000;
      December 31, 1996--$2,355,000)                                    4,604            4,103
   Notes receivable from related parties                                  206              203
   Inventory held for resale                                            1,630            1,622
   Prepaid expenses and other assets                                    1,188              651
   Deferred income taxes                                                2,011            2,008
                                                                ---------------    ------------
                 Total current assets                                  12,441           11,928

Property and equipment, net of accumulated
   depreciation and amortization (March 31, 1997--
   $26,052,000; December 31,
   1996--$24,952,000)                                                  28,121           27,513

Marketable equity securities, at fair value
   (cost:  March 31, 1997--$7,627,000;
   December 31, 1996--$6,882,000)                                     405,508          425,895
Notes receivable from related parties                                  28,798           28,780
Investments in wireless communications affiliates                      16,505           16,108
Other noncurrent assets                                                14,090            8,710
                                                                ---------------    ------------

Total assets                                                    $     505,463      $   518,934
                                                                ===============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                             $       6,537      $     7,716
   Employee compensation                                                6,051            4,753
   Due to cellular equipment vendor                                    15,069           15,069
   Short-term obligations                                              94,236           77,526
   Current portion of long-term debt                                    2,082            2,082
   Other current liabilities                                            1,925            1,004
                                                                 ------------         --------
                 Total current liabilities                            125,900          108,150

Deferred compensation                                                   1,680            1,440
Long-term debt, excluding current portion                               8,156            8,326
Deferred income taxes                                                 117,322          127,183
Minority interests                                                      4,918            7,830

Commitments and contingencies                                            -                -

Stockholders' equity:
   Preferred stock, par value $.01 per share;
      authorized 5,000,000 shares; none issued                           -                -
   Class A Common Stock, par value $.10 per share;
      authorized 100,000,000 shares; 9,382,962 issued
      and outstanding in 1997 and 1996                                    938              938
   Class B Common Stock, par value $.10 per share;
      authorized 50,000,000 shares; 9,398,410 and
      9,397,910 issued and outstanding in 1997 and 1996                   940              940
   Additional paid-in capital                                              20               12
   Unrealized gain on marketable equity securities,
      net of deferred taxes (March 31, 1997--$139,258,000;
      December 31, 1996--$146,654,000)                                258,624          272,359
   Retained earnings (deficit)                                        (13,035)          (8,244)
                                                                 ------------      -------------
                 Total stockholders' equity                           247,487          266,005
                                                                 ------------      -------------

Total liabilities and stockholders' equity                      $     505,463      $   518,934
                                                                 ============      =============


See notes to consolidated financial statements



                THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                          Three Months Ended March 31,
                                                              1997               1996
                                                    --------------------------------------------
                                                           (amounts in thousands, except
                                                           share and per share amounts)
Revenues:
   Wireless communication services                       $        4,808      $       3,962
   Radio broadcasting                                               645                342
   Art gallery                                                      189                132
                                                          -------------       ------------
                                                                  5,642              4,436

Costs and expenses:
   Cost of sales and services:
      Wireless communication services                             2,773              2,098
      Radio broadcasting                                            186                165
      Art gallery                                                   128                 96
   Direct research and development expenses                       1,577              1,543
   Sales, general and administrative expenses                    10,915              4,173
   Depreciation and amortization expense                          1,332              1,268
                                                          -------------        -----------
                                                                 16,911              9,343
                                                          -------------        -----------
Operating loss                                                  (11,269)            (4,907)

Equity in loss of affiliate                                           -               (327)

Other income (expense):
   Gain on sale of marketable equity securities                   2,223              2,678
   Interest and dividend income                                     524                696
   Interest expense                                              (1,566)            (1,194)
   Other                                                             32               (200)
   Minority interests                                             2,922                850
                                                          -------------      -------------
                                                                  4,135              2,830
                                                          -------------     --------------
Loss before income taxes                                         (7,134)            (2,404)

Income tax benefit                                                2,343               815
                                                          -------------     --------------

Net loss                                                 $       (4,791)     $      (1,589)
                                                          =============     ==============


 Net loss per common share                               $         (.26)     $        (.08)
                                                          ==============    ===============

Weighted average common shares outstanding                   18,781,122         18,765,947




See notes to consolidated financial statements



                THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                      Three Months Ended March 31,
                                                                     1997                      1996
                                                                 -------------------------------------
                                                                       (amounts in thousands)
Cash Flows From Operating Activities
   Net loss                                                        $   (4,791)    $   (1,589)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation and amortization                                     1,332          1,268
      Provision for losses on accounts receivable                         266            282
      Equity in loss of affiliate                                           -            327
      Gain on sale of marketable equity securities                     (2,223)        (2,678)
      Minority interests                                               (2,922)          (850)
      Provision for deferred income taxes                              (2,468)          (865)
      Other                                                               546              -
      Change in assets and liabilities:
         Accounts receivable                                             (767)          (669)
         Notes receivable from related parties                           (133)             -
         Inventory held for resale                                         (8)            50
         Prepaid expenses and other assets                               (537)           139
         Accounts payable                                              (1,179)        (2,836)
         Employee compensation                                          1,298           (523)
         Other current liabilities                                        921            339
         Deferred compensation                                            240             20
                                                                  -------------  -------------
Net Cash Used In Operating Activities                                 (10,425)        (7,585)

Cash Flows From Investing Activities
   Cash and cash equivalents from consolidation of affiliate                -            751
   Purchases of property and equipment                                 (1,712)          (163)
   Proceeds from sale of marketable equity securities                   2,245          2,690
   Purchase of marketable equity securities                              (767)             -
   Increase in notes receivable from related parties                     (458)          (815)
   Investments in wireless communications affiliates                     (397)        (1,596)
   Payment relating to acquisition of wireless
     communications business (Note 2)                                  (5,570)             -
   Other investing activities, net                                        (13)          (403)
                                                                  -------------  -------------
Net Cash (Used In) Provided By Investing Activities                    (6,672)           464

Cash Flows From Financing Activities
   Proceeds from short-term obligations, net                           16,710          6,420
   Increase in due to cellular equipment vendor                             -            346
   Repayment of long-term debt                                           (170)          (170)
   Investment by minority interests                                         -            987
   Other financing activities, net                                         18              -
                                                                  -------------  -------------
Net Cash Provided By Financing Activities                              16,558          7,583
                                                                  -------------  -------------

Net (Decrease) Increase In Cash And Cash Equivalents                     (539)           462
Cash And Cash Equivalents At Beginning Of Period                        3,341          1,018
                                                                  -------------  -------------
Cash And Cash Equivalents At End Of Period                         $    2,802     $    1,480
                                                                  =============  =============

See notes to consolidated financial statements



THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of The Associated Group, Inc. and Subsidiaries (the "Company," as used herein, includes all consolidated subsidiaries, unless the context otherwise indicates) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Certain amounts in the financial statements for the 1996 periods have been reclassified to conform to the financial statement presentation for the current period. These reclassifications have no effect on the net loss.


2.     PENDING TRANSACTION

Microwave Services, Inc. ("MSI"), a wholly owned subsidiary of the Company and a licensee of Digital Electronic Message Services ("DEMS") channels, and Digital Services Corporation ("DSC"), another licensee of DEMS channels, hold 55% and 45% voting member equity interests, respectively, in Associated Communications, L.L.C. ("ACOM"), a joint venture limited liability company which provides administrative and management services to each of MSI and DSC. On March 10, 1997, ACOM entered into a Stock Contribution Agreement (the "Stock Agreement") with another DEMS licensee (the "Licensee") and its sole shareholder (the "Sole Shareholder") for the contribution of all of the stock of the Licensee to ACOM in exchange for an initial cash payment and additional cash payments and ownership interests in ACOM upon consummation of the transactions and ACOM's acquisition of the stock and the licenses contemplated by the Stock Agreement. Consummation of the transactions and transfer of these licenses is subject to certain closing conditions and the receipt of all necessary regulatory approvals, including approval by the Federal Communications Commission. The amount of equity interest in ACOM to be issued to the Sole Shareholder is dependent upon certain conditions, but shall not exceed 5% determined as of the date of the Stock Agreement. Subsequent to a closing, the Sole Shareholder will have a full member interest in ACOM pursuant to the Limited Liability Company Agreement, to which MSI and DSC are parties. Included in other noncurrent assets on the Company's consolidated balance sheet at March 31, 1997 is a payment of $5,570,000 relating to the transaction.


3.    MARKETABLE EQUITY SECURITIES

In January 1997, the board of directors of Tele-Communications, Inc. ("TCI") declared a dividend to holders of record of Liberty Media Group Series A Common Stock ("Liberty Series A") and Liberty Media Group Series B Common Stock ("Liberty Series B") as of December 27, 1996. In 1997, the Company received one share of Liberty Series A for every two shares of Liberty Series A owned and one share of Liberty Series A for every two shares of Liberty Series B owned.

In the first quarter of 1997, the Company sold 100,000 shares of Liberty Series A for pretax proceeds of approximately $2,245,000, and has recognized a gain on the sale of approximately $2,223,000.

The cost and market value of marketable equity securities classified as available for sale at March 31, 1997, are as follows:


                                                                    Cost of      Market Value of
                  Name of Issuer and                Number of      Each Issue       Each Issue
                  Title of Each Issue                 Shares      In Thousands     In Thousands
-------------------------------------------------------------------------------------------------
Tele-Communications, Inc.:
      TCI Group Series A Common Stock              12,479,976      $ 3,505           $149,760
      TCI Group Series B Common Stock               7,071,852        1,178             90,166
      Liberty Media Group Series A Common Stock     5,463,970        1,344            108,938
      Liberty Media Group Series B Common Stock     1,767,963          273             37,127

TCI Satellite Entertainment, Inc.:
      Series A Common Stock                         1,247,997          334              9,672
      Series B Common Stock                           707,185           90              5,657

Others                                                Various          903              4,188
                                                                  --------------------------------
                                                                   $ 7,627           $405,508
                                                                   ===============================

Including the effects of the sale of marketable equity securities during the periods, the adjustment to the unrealized gain on marketable equity securities, net of tax, recorded as a separate component of stockholders' equity was a decrease of $13,735,000 and $26,641,000 in the three months ended March 31, 1997 and 1996, respectively.


4.    SHORT-TERM OBLIGATIONS

As of March 31, 1997, the Company's outstanding short-term obligations were as follows (in thousands):


         General Credit Facilities:
            $100 million demand discretionary bank line of credit    $19,000
            Three brokerage margin loan facilities                    61,736
                                                                    ---------
                                                                      80,736

         ACOM Credit Facility:
            $50 million secured bank revolving credit facility        13,500
                                                                    ---------
                                                                     $94,236
                                                                    =========


Included in the general credit facilities listed above is a brokerage margin loan facility secured by the Company in January 1997. At March 31, 1997, an aggregate of 10,899,980 shares of TCI Group Series A Common Stock was pledged as collateral under the Company's general credit facilities. Subsequent to March 31, 1997 and through May 12, 1997, an additional 979,996 shares of TCI Group Series A Common Stock were pledged, increasing the total number of shares pledged to 11,879,976.


5.    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest was approximately $472,000 and $380,000 for the three months ended March 31, 1997 and 1996, respectively. The Company made no federal and state income tax payments during the three months ended March 31, 1997 and 1996. Grupo Portatel, S.A. de C.V. ("Grupo"), a consolidated subsidiary of the Company, paid approximately $127,000 and $158,000 in Mexican taxes in the three months ended March 31, 1997 and 1996, respectively. Noncash financing activities of the Company for the three months ended March 31, 1996 include a contribution by minority interests of notes receivable from related parties of $7,162,000 and long-term debt of $2,845,000 assumed by a cellular equipment vendor, as guarantor of Grupo's long-term debt.


6.    PER SHARE DATA

Weighted average common shares outstanding do not include common stock equivalents since their effect on the net loss per common share would be antidilutive.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FASB 128"). FASB 128 specifies the computation, presentation and disclosure requirements for earnings per share. FASB 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior-period per share data presented. Earlier application is not permitted. The Company plans to adopt FASB 128 at year-end 1997. The implementation of FASB 128 is not expected to have a material impact on the reported per share data of the Company.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          This Form 10-Q contains certain forward looking statements about the Company's completion of pending transactions and availability of certain tax benefits. Any such statements are subject to risks that could cause the actual results or needs to vary materially.


Financial Condition

          Currently, the Company's cash requirements are being met by a $100,000,000 demand discretionary bank line of credit and margin loan facilities with three brokerage firms. Borrowings under the $100,000,000 line of credit are limited to 65% of the market value of the TCI Group common stock pledged as security under the agreement, and bear interest at rates as offered by the bank at the time of borrowing. The line expires on November 30, 1997, and the Company presently anticipates renewal of such facility.

          The Company's margin loan facilities are also secured by shares of TCI Group common stock. Borrowings under one of the margin loan facilities are limited to 65% of the market value of the pledged stock, with an additional 15% collateral requirement if borrowings exceed $100,000,000, up to a maximum of $200,000,000. Borrowings under the other two brokerage margin loan facilities are limited to 50% of the market value of the pledged stock. Borrowings under the three margin loan facilities bear interest at variable rates based upon the broker call rate or the Fed Funds rate plus an applicable margin, as offered by the brokerage firm at the time of borrowing. The weighted average interest rate under the $100,000,000 line of credit and the margin loan facilities for the three months ended March 31, 1997 was approximately 6.2%.

          As of May 12, 1997, based on the market value of the 11,879,976 shares of TCI Group Series A Common Stock pledged in the aggregate and aggregate outstanding short-term obligations under these credit facilities of approximately $83,555,000, the Company's unused borrowing capacity is approximately $27,382,000. A significant portion of the Company's assets are liquid, and can be pledged as security for added borrowing capacity. Given the market value of the remaining shares of marketable equity securities that can be pledged as additional security, the Company's borrowing facilities provide for maximum aggregate unused borrowings of approximately $188,165,000 as of May 12, 1997. The Company's ability to meet cash needs in the near term for future development depends in large part on the value of the marketable equity securities. The Company periodically evaluates its financial position and alternative financing arrangements.

          In addition, ACOM has a $50,000,000 secured bank revolving credit facility which is available to meet the cash needs of ACOM. Borrowings under this credit facility bear interest at variable rates based upon the LIBOR rate, prime rate or the Fed Funds rate, plus an applicable margin, as offered by the bank. The weighted average interest rate under this credit facility for the three months ended March 31, 1997 was approximately 8.5%. A facility fee of 1/2% of the total credit available and a commitment fee of 1/2% of the unused portion of the facility are payable quarterly. Borrowings under ACOM's credit facility are secured by a pledge of the Company's stock in MSI, a pledge of the stock of DSC, a pledge of MSI's and DSC's member interests in ACOM, and a pledge of all of the assets of MSI, DSC, and ACOM, and are guaranteed by MSI and DSC. The revolving credit facility restricts the payment of distributions or dividends by ACOM. Based upon outstanding short-term obligations under the ACOM credit facility of approximately $19,000,000 as of May 12, 1997, ACOM has unused borrowing capacity of approximately $31,000,000. The revolving credit facility matures on December 19, 1997, and ACOM is presently evaluating its long-term financing options.

          In the first quarter of 1997, the Company sold 100,000 shares of Liberty Series A for pretax proceeds of approximately $2,245,000, and has recognized a gain on the sale of approximately $2,223,000. The Company expects to utilize its net operating loss carryforwards to offset the taxes resulting from the gain. The Company used the proceeds from the sale of the securities for working capital and to fund the development of its wireless communications businesses.

          Portatel del Sureste, S.A. de C.V. ("Portatel"), a wholly owned subsidiary of Grupo, has long-term debt obligations under various credit facilities with a U.S. bank and various related parties (the "Portatel Credit Agreements"). Such long-term obligations are denominated in U.S. dollars and were incurred for working capital, including the purchase and construction of cellular telephone infrastructure equipment. The outstanding debt under the Portatel Credit Agreements at March 31, 1997 is $10,238,000. Grupo and Portatel have no external available lines of credit as of March 31, 1997. The Company may be required to meet additional capital requirements with respect to its ownership interest in Grupo.

          In March 1997, pursuant to the Stock Agreement, ACOM made a payment of $5,570,000 (see Note 2 to the consolidated financial statements included elsewhere herein). Upon consummation of the transactions contemplated by the Stock Agreement, ACOM will be required to make an additional cash payment of up to $5,000,000.

          Net cash used in operating activities was $10,425,000 and $7,585,000 for the three months ended March 31, 1997 and 1996, respectively. The Company's operating cash needs increased in the 1997 period primarily for expenses of ACOM, which was formed in March 1996. Net cash used in investing activities was $6,672,000 for the three months ended March 31, 1997 and net cash provided by investing activities was $464,000 for the three months ended March 31, 1996. The $7,136,000 change between periods was primarily due to $5,570,000 paid pursuant to the Stock Agreement (see Note 2 to the consolidated financial statements included elsewhere herein) and $1,712,000 in capital expenditures made primarily for the construction of the ACOM broadband wireless network. The Company's borrowings comprise most of the net cash provided by financing activities in the 1997 and 1996 periods of $16,558,000 and $7,583,000, respectively. The increase between periods is primarily the result of higher borrowings in the 1997 period principally to finance the investing and operating activities of ACOM and TruePosition(TM), the Company's cellular telephone and wireless transmitter location system.


Operating Results for the Three Months Ended March 31, 1997, Compared to the Three Months Ended March 31, 1996

          Revenues from wireless communication services increased $846,000, or 21% in the 1997 period compared to the 1996 period. The majority of the increase is attributable to an increase in Grupo's cellular communication services revenue, principally a result of growth in Grupo's subscriber base. Cost of wireless communication services increased $675,000, or 32% between periods principally due to the costs associated with the growth of Grupo's subscriber base and to operating costs incurred by ACOM, which began providing wireless communications services in mid-1996.

          Radio broadcasting revenues increased $303,000, or 89% for the 1997 period compared to the 1996 period, and the cost of radio broadcasting increased $21,000, or 13%. The increase in revenues and costs is principally the result of the acquisition of WLYR-FM (formerly known as WCEZ-FM) in the second quarter of 1996.

          Direct research and development expenses of $1,577,000 and $1,543,000 in the 1997 and 1996 periods, respectively, are comparable between periods and primarily represent expenditures for TruePosition. Sales, general and administrative expenses were $10,915,000 and $4,173,000 in the 1997 and 1996 periods, respectively. The increase from 1996 to 1997 of $6,742,000 was principally the result of expenditures for ACOM, which was formed in March 1996.

          The Company's equity in loss of affiliate was $327,000 in the 1996 period and reflects the Company's share of the results of Teletrac, Inc. ("Teletrac") for the 1996 period. Through November 1996, the Company held 20% of the voting stock of Teletrac and accounted for its investment in Teletrac under the equity method. As a result of Teletrac's issuance of convertible preferred stock in early December 1996, the Company's voting interest in Teletrac was reduced to approximately 13% and, accordingly, the Company began accounting for its investment under the cost method.

          The $2,223,000 gain on the sale of marketable equity securities in the 1997 period is the result of the sale of 100,000 shares of Liberty Series A and the $2,678,000 gain on the sale of marketable equity securities in the 1996 period is the result of the sale of 41,598 shares of TCI Class B 6% Cumulative Redeemable Exchangeable Junior Preferred Stock ("TCI Preferred Stock"). Interest and dividend income was $524,000 and $696,000 in the 1997 and 1996 periods, respectively. The decrease in 1997 of $172,000 is primarily the result of dividends received on the TCI Preferred Stock in the first quarter of 1996, prior to the sale of such shares. Interest expense was $1,566,000 and $1,194,000 in the 1997 and 1996 periods, respectively. The increase in 1997 of $372,000 is the result of an increase in the level of outstanding short-term obligations, offset by a decrease in the level of Portatel's long-term debt. Minority interests increased $2,072,000 in the 1997 period over the 1996 period, reflecting the 45% outside ownership interest in ACOM, which, as noted above, incurred higher costs in the 1997 period compared to the 1996 period.

          The Company recognized an income tax benefit (net of foreign tax expense of Grupo) at an effective rate of approximately 33% and 34% in the 1997 and 1996 periods, respectively. The tax benefit recorded for the three months ended March 31, 1997 includes approximately $2,332,000 of net operating loss. Based on current projections, the Company anticipates it will generate a net operating loss for federal income taxes for the year ended December 31, 1997.

          The Company's net loss was $4,791,000 for the three months ended March 31, 1997, compared to a net loss of $1,589,000 for the three months ended March 31, 1996. The higher loss in the 1997 period of $3,202,000 resulted primarily from higher expenditures for ACOM, increased interest expense, and a lower gain on the sale of marketable equity securities in the 1997 period compared to the 1996 period.


PART II--OTHER INFORMATION


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

                27    Article 5 Financial Data Schedule for
                      Quarterly Report on Form 10-Q for the
                      quarter ended March 31, 1997 (filed
                      only electronically with the
                      Securities and Exchange Commission).

          (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.



                                 SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      THE ASSOCIATED GROUP, INC.
                                             (Registrant)


Date:  May 12, 1997                 By:  /s/ Myles P. Berkman
                                         --------------------
                                           Myles P. Berkman
                             Chairman, President, Chief Executive Officer
                                             and Treasurer
                             (Principal Financial and Accounting Officer)




                               EXHIBIT INDEX

                                                                Page Where
                                                                 Found or
   Exhibit                                                     Incorporated
   Number                                                      by Reference
   --------                                                    ------------

    3.1   Restated Certificate of Incorporation, filed as            *
          Exhibit 3.1 to Registration Statement on Form 10/A dated November 15, 1994 and incorporated herein by reference.

    3.2   Amended and Restated By-Laws, filed as Exhibit 3.2         *
          to Registration Statement on Form 10/A dated
          November 15, 1994 and incorporated herein by reference.

    4.1   Common Stock Certificates, filed as Exhibits 4.2           *
          and 4.3 to Form 8-K, dated December 22, 1994 and incorporated herein by reference.

    4.2   Rights Agreement, dated as of December 15, 1994,           *
          by and between the Company and Mellon Bank, N.A., filed as Exhibit 4.1 to Form 8-K, dated December
          22, 1994 and incorporated herein by reference.

    27    Article 5 Financial Data Schedule for Quarterly           **
          Report on Form 10-Q for the quarter ended March
          31, 1997.

------------------------
*   Previously filed and incorporated by reference
**  Filed only electronically with the Securities and Exchange Commission