Form 10-Q/A
period 1997-03-31
ASSOCIATED GROUP INC
filed 1997-08-14
CIK 931183

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C. 20549

                               FORM 10-Q/A

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
                  Yes           No


         The number of shares outstanding of each of the issuer's classes of common stock, as of May 12, 1997:

               Common Stock, Class A              9,382,962
               Common Stock, Class B              9,398,410



PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements


                           THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                         March 31,            December 31,
                                                                           1997                   1996
                                                                  ------------------------------------------
                                                                             (amounts in thousands)

ASSETS
Current assets:
   Cash and cash equivalents (approximates fair value)            $            2,802      $           3,341
   Accounts receivable, less allowance for
     doubtful accounts (March 31, 1997--$2,470,000;
     December 31, 1996--$2,355,000)                                            4,604                  4,103
   Notes receivable from related parties                                         206                    203
   Inventory held for resale                                                   1,630                  1,622
   Prepaid expenses and other assets                                           1,188                    651
   Deferred income taxes                                                       2,011                  2,008
                                                                  --------------------   -------------------
                 Total current assets                                         12,441                 11,928

Property and equipment, net of accumulated
   depreciation and amortization (March 31,
   1997--$26,052,000; December 31, 1996--$24,952,000)                         28,121                 27,513

Marketable equity securities, at fair value
   (cost:  March 31, 1997--$7,627,000;
   December 31, 1996--$6,882,000)                                            405,508                425,895
Notes receivable from related parties                                         28,798                 28,780
Investments in wireless communications affiliates                             16,505                 16,108
Other noncurrent assets                                                       14,090                  8,710
                                                                  --------------------   -------------------

Total assets                                                      $          505,463     $          518,934
                                                                  ====================   ===================

See notes to consolidated financial statements




                             THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS (UNAUDITED) - Continued


                                                                           March 31,            December 31,
                                                                             1997                   1996
                                                                    ------------------------------------------
                                                                               (amounts in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 $            6,537     $            7,716
   Employee compensation                                                         6,051                  4,753
   Due to cellular equipment vendor                                             15,069                 15,069
   Short-term obligations                                                       94,236                 77,526
   Current portion of long-term debt                                             2,082                  2,082
   Other current liabilities                                                     1,925                  1,004
                                                                    --------------------       ---------------
                 Total current liabilities                                     125,900                108,150

Deferred compensation                                                            1,680                  1,440
Long-term debt, excluding current portion                                        8,156                  8,326
Deferred income taxes                                                          117,322                127,183
Minority interests (Note 6)                                                      9,233                  7,830

Commitments and contingencies                                                       -                      -

Stockholders' equity:
   Preferred stock, par value $.01 per share;
     authorized 5,000,000 shares; none issued                                       -                      -
   Class A Common Stock, par value $.10 per share;
     authorized 100,000,000 shares; 9,382,962 issued
     and outstanding in 1997 and 1996                                              938                    938
   Class B Common Stock, par value $.10 per share;
     authorized 50,000,000 shares; 9,398,410 and
     9,397,910 issued and outstanding in 1997 and 1996                             940                    940
   Additional paid-in capital                                                       20                     12
   Unrealized gain on marketable equity securities,
     net of deferred taxes (March 31, 1997--$139,258,000;
     December 31, 1996--$146,654,000)                                          258,624                272,359
   Retained earnings (deficit)                                                 (17,350)                (8,244)
                                                                    --------------------   -------------------
                 Total stockholders' equity                                    243,172                266,005
                                                                    --------------------   -------------------

Total liabilities and stockholders' equity                          $          505,463     $          518,934
                                                                    ====================   ===================

See notes to consolidated financial statements





                              THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                          Three Months Ended March 31,
                                                                            1997                   1996
                                                                    -----------------------------------------
                                                                         (amounts in thousands, except
                                                                          share and per share amounts)

Revenues:
   Wireless communication services                                   $         4,808        $         3,962
   Radio broadcasting                                                            645                    342
   Art gallery                                                                   189                    132
                                                                    ------------------     ------------------
                                                                               5,642                  4,436

Costs and expenses:
   Cost of sales and services:
     Wireless communication services                                           2,773                  2,098
     Radio broadcasting                                                          186                    165
     Art gallery                                                                 128                     96
   Direct research and development expenses                                    1,577                  1,543
   Sales, general and administrative expenses                                 10,915                  4,173
   Depreciation and amortization expense                                       1,332                  1,268
                                                                    ------------------     ------------------
                                                                              16,911                  9,343
                                                                    ------------------     ------------------
Operating loss                                                               (11,269)                (4,907)

Equity in loss of affiliate                                                       -                    (327)

Other income (expense):
   Gain on sale of marketable equity securities                                2,223                  2,678
   Interest and dividend income                                                  524                    696
   Interest expense                                                           (1,566)                (1,194)
   Other                                                                          32                   (200)
   Minority interests (Note 6)                                                (1,393)                   850
                                                                    ------------------     ------------------
                                                                                (180)                 2,830
                                                                    ------------------     ------------------
Loss before income taxes                                                     (11,449)                (2,404)

Income tax benefit                                                             2,343                   815
                                                                    ------------------     ------------------

Net loss                                                             $        (9,106)       $        (1,589)
                                                                    ==================     ==================

Net loss per common share                                            $          (.48)       $          (.08)
                                                                    ==================     ==================

Weighted average common shares outstanding                                18,781,122             18,765,947

See notes to consolidated financial statements





                             THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               Three Months Ended March 31,
                                                                            1997                         1996
                                                                    -----------------------------------------------
                                                                                  (amounts in thousands)
Cash Flows From Operating Activities
   Net loss                                                           $       (9,106)              $       (1,589)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                                             1,332                        1,268
     Provision for losses on accounts receivable                                 266                          282
     Equity in loss of affiliate                                                  -                           327
     Gain on sale of marketable equity securities                             (2,223)                      (2,678)
     Minority interests (Note 6)                                               1,393                         (850)
     Provision for deferred income taxes                                      (2,468)                        (865)
     Other                                                                       546                           -
     Change in assets and liabilities:
       Accounts receivable                                                      (767)                        (669)
       Notes receivable from related parties                                    (133)                          -
       Inventory held for resale                                                  (8)                          50
       Prepaid expenses and other assets                                        (537)                         139
       Accounts payable                                                       (1,179)                      (2,836)
       Employee compensation                                                   1,298                         (523)
       Other current liabilities                                                 921                          339
       Deferred compensation                                                     240                           20
                                                                    ------------------            -----------------
Net Cash Used In Operating Activities                                        (10,425)                      (7,585)

Cash Flows From Investing Activities
   Cash and cash equivalents from consolidation of affiliate                      -                           751
   Purchases of property and equipment                                        (1,712)                        (163)
   Proceeds from sale of marketable equity securities                          2,245                        2,690
   Purchase of marketable equity securities                                     (767)                          -
   Increase in notes receivable from related parties                            (458)                        (815)
   Investments in wireless communications affiliates                            (397)                      (1,596)
   Payment  relating to  acquisition  of wireless  communications
       business (Note 2)                                                      (5,570)                          -
   Other investing activities, net                                               (13)                        (403)
                                                                    ------------------            -----------------
Net Cash (Used In) Provided By Investing Activities                           (6,672)                         464

Cash Flows From Financing Activities
   Proceeds from short-term obligations, net                                  16,710                        6,420
   Increase in due to cellular equipment vendor                                   -                           346
   Repayment of long-term debt                                                  (170)                        (170)
   Investment by minority interests                                               -                           987
   Other financing activities, net                                                18                           -
                                                                    ------------------            -----------------
Net Cash Provided By Financing Activities                                     16,558                        7,583
                                                                    ------------------            -----------------

Net (Decrease) Increase In Cash And Cash Equivalents                            (539)                         462
Cash And Cash Equivalents At Beginning Of Period                               3,341                        1,018
                                                                    ==================            =================
Cash And Cash Equivalents At End Of Period                            $        2,802               $        1,480
                                                                    ==================            =================

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

The cost and market value of marketable equity securities classified as available for sale at March 31, 1997, are as follows:

                                                                                 Cost of          Market Value of
           Name of Issuer and                               Number of          Each Issue           Each Issue
           Title of Each Issue                                Shares          In Thousands         In Thousands
------------------------------------------------------   ----------------    ------------------  -----------------

Tele-Communications, Inc.:
     TCI Group Series A Common Stock                         12,479,976           $ 3,505              $149,760
     TCI Group Series B Common Stock                          7,071,852             1,178                90,166
     Liberty Media Group Series A Common Stock                5,463,970             1,344               108,938
     Liberty Media Group Series B Common Stock                1,767,963               273                37,127

TCI Satellite Entertainment, Inc.:
     Series A Common Stock                                    1,247,997               334                 9,672
     Series B Common Stock                                      707,185                90                 5,657

Others                                                          Various               903                 4,188
                                                                             ------------------   -----------------
                                                                                  $ 7,627              $405,508
                                                                             ==================   =================

Including the effects of the sale of marketable equity securities during the periods, the adjustment to the unrealized gain on marketable equity securities, net of tax, recorded as a separate component of stockholders' equity was a decrease of $13,735,000 and $26,641,000 in the three months ended March 31, 1997 and 1996, respectively.


4.  SHORT-TERM OBLIGATIONS

As of March 31, 1997, the Company's outstanding short-term obligations were as follows (in thousands):


     General Credit Facilities:
         $100 million demand discretionary bank line of credit       $19,000
         Three brokerage margin loan facilities                       61,736
                                                                  ----------
                                                                      80,736
     ACOM Credit Facility:
         $50 million secured bank revolving credit facility           13,500
                                                                  ----------
                                                                     $94,236
                                                                  ==========


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


6.  MINORITY INTEREST


The minority interest liability and related expense reflect the outside minority ownership of consolidated subsidiaries. However, the minority interest for the three month period ended March 31, 1997 does not reflect the minority interest in ACOM's loss of $4,315 (income effect). Such minority interest income is not recognizable under Generally Accepted Accounting Principles due to the negative equity position of ACOM and the limited liability of the members of ACOM. If such minority interest were recognized, the Company's loss would have been $(4,791), or $(.26) per share, for the three months ended March 31, 1997.



7.  PER SHARE DATA

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

         Minority interests were $1,393,000 of expense in the 1997 period and $850,000 of income in the 1996 period. The 1997 minority interest expense represents the minority ownership interest in the net income of all consolidated subsidiaries except Teligent. The 1996 minority interest included the minority interest ownership interest in ACOM's net loss. Such interest is not recognized in 1997 under Generally Accepted Accounting Principals due to the negative equity position of ACOM in 1997 (see
Note 6 to the consolidated financial statements included elsewhere herein).

         The Company recognized an income tax benefit (net of foreign tax expense of Grupo) at an effective rate of approximately 20% and 34% in the 1997 and 1996 periods, respectively. The principal difference between the 1997 effective tax rate and the statutory rate is the recognition by the Company of 100% of the net loss of ACOM with no minority interest adjustment, while the Company's tax benefit reflects 55% of such loss. The tax benefit recorded for the three months ended March 31, 1997 includes approximately $2,332,000 of net operating loss. Based on current projections, the Company anticipates it will generate a net operating loss for federal income taxes for the year ended December 31, 1997.


         The Company's net loss was $9,106,000 for the three months ended March 31, 1997, compared to a net loss of $1,589,000 for the three months ended March 31, 1996. The higher loss in the 1997 period of $7,517,000 resulted primarily from higher expenditures for ACOM, increased interest expense, and a lower gain on the sale of marketable equity securities in the 1997 period compared to the 1996 period.






                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           THE ASSOCIATED GROUP, INC.
                                                  (Registrant)


Date:  May 12, 1997                         By:  /s/ Myles P. Berkman
                                                ----------------------
                                                 Myles P. Berkman
                                            Chairman, President, Chief
                                              Executive Officer
                                              and Treasurer
                                            (Principal Financial and
                                               Accounting Officer)




                              EXHIBIT INDEX

                                                                 Page Where
                                                                  Found or
   Exhibit                                                      Incorporated
   Number                                                       by Reference
   -----------                                                  ------------

     3.1      Restated Certificate of Incorporation, filed           *
              as Exhibit 3.1 to Registration Statement on
              Form 10/A dated November 15, 1994 and
              incorporated herein by reference.

     3.2      Amended and Restated By-Laws, filed as Exhibit         *
              3.2 to Registration Statement on Form 10/A dated November 15, 1994 and incorporated herein by reference.

     4.1      Common Stock Certificates, filed as Exhibits           *
              4.2 and 4.3 to Form 8-K, dated December 22,
              1994 and incorporated herein by reference.

     4.2      Rights Agreement, dated as of December 15,             *
              1994, by and between the Company and Mellon
              Bank, N.A., filed as Exhibit 4.1 to Form 8-K, dated December 22, 1994 and incorporated herein by reference.

      27      Article 5 Financial Data Schedule for                 **
              Quarterly Report on Form 10-Q for the
              quarter ended March 31, 1997.

------------------
*   Previously filed and incorporated by reference
**  Filed only electronically with the Securities and Exchange Commission