Form 10-Q
period 1997-06-30
ASSOCIATED GROUP INC
filed 1997-08-14
CIK 931183

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                                 FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1997 OR

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



           The number of shares outstanding of each of the issuer's classes of common stock, as of August 11, 1997:

                 Common Stock, Class A                    9,382,962
                 Common Stock, Class B                    9,399,410



PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

               THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                               June 30,        December 31,
                                                                1997              1996
                                                          ---------------------------------------
                                                                     (amounts in thousands)

ASSETS
Current assets:
   Cash and cash equivalents (approximates fair value)      $     4,039        $    3,341
   Accounts receivable, less allowance for
      doubtful accounts (June 30, 1997--$2,535,000;
      December 31, 1996--$2,355,000)                              3,766             4,051
   Receivable from related parties                                  871               203
   Inventory held for resale                                      1,581             1,622
   Prepaid expenses and other assets                              1,028               651
   Deferred income taxes                                          4,287             2,008
                                                            ---------------    -------------
                 Total current assets                            15,572            11,876

Property and equipment, net of accumulated
   depreciation and amortization (June 30, 1997--
   $27,153,000; December 31, 1996--$24,952,000)                  29,755            27,513

Marketable equity securities, at fair value
   (cost:  June 30, 1997--$7,622,000;
   December 31, 1996--$6,882,000)                               495,181           425,895
Notes receivable from related parties                            30,790            28,780
Investments in wireless communications affiliates                16,504            16,108
Other noncurrent assets                                          14,169             8,762
                                                            ---------------    -------------

Total assets                                                $   601,971        $  518,934
                                                            ===============    =============



See notes to consolidated financial statements



               THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED BALANCE SHEETS (UNAUDITED) - Continued


                                                               June 30,        December 31,
                                                                 1997             1996
                                                         ----------------------------------------
                                                                     (amounts in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                         $     6,936        $    7,716
   Employee compensation                                          2,158             1,975
   Due to cellular equipment vendor                              15,069            15,069
   Short-term obligations                                       111,238            77,526
   Current portion of long-term debt                              2,082             2,082
   Subsidiary appreciation rights liability -
      current (Note 5)                                           14,948             1,879
   Other current liabilities                                      2,167             1,004
                                                           ----------------    -------------
                 Total current liabilities                      154,598           107,251

Deferred compensation                                             1,919             1,440
Subsidiary appreciation rights liability -
  long-term (Note 5)                                             25,704               899
Long-term debt, excluding current portion                         7,286             8,326
Deferred income taxes                                           140,840           127,183
Minority interests (Note 6)                                       9,180             7,830

Commitments and contingencies                                        -                 -

Stockholders' equity:
   Preferred stock, par value $.01 per share;
      authorized 5,000,000 shares; none issued                       -                 -
   Class A Common Stock, par value $.10 per share;
      authorized 100,000,000 shares; 9,382,962 issued
      and outstanding in 1997 and 1996                              938               938
   Class B Common Stock, par value $.10 per share;
      authorized 50,000,000 shares; 9,398,410 and
      9,397,910 issued and outstanding in 1997 and 1996             940               940
   Additional paid-in capital                                        20                12
   Unrealized gain on marketable equity securities,
      net of deferred taxes (June 30, 1997--$170,645,000;
      December 31, 1996--$146,654,000)                          316,914           272,359
   Retained earnings (deficit)                                  (56,368)           (8,244)
                                                           ----------------    -------------
                 Total stockholders' equity                     262,444           266,005
                                                           ----------------    -------------

Total liabilities and stockholders' equity                 $    601,971        $  518,934
                                                           ================    =============

See notes to consolidated financial statements



               THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                            Three Months Ended June 30,             Six Months Ended June 30,
                                                               1997              1996                 1997               1996
                                                        ------------------------------------    ---------------------------------
                                                               (amounts in thousands, except share and per share amounts)
Revenues:
   Wireless communication services                      $     5,328     $          4,323       $         10,136     $     8,285
   Radio broadcasting                                           813                  588                  1,458             930
   Art gallery sales                                            118                  178                    307             310
                                                        -------------  -------------------    -------------------  --------------
                                                              6,259                5,089                 11,901           9,525

Costs and expenses:
   Cost of sales:
      Wireless communication services                        3,655                 2,340                 6,428            4,438
      Radio broadcasting                                       219                   164                   405              329
      Art gallery sales                                         83                   133                   211              229
   Direct research and development expenses                  1,727                 1,955                 3,304            3,683
   Sales, general and administrative expenses               11,874                 4,395                20,706            8,383
   Non-cash subsidiary appreciation rights (Note 5)         35,790                    -                 37,873                -
   Depreciation and amortization expense                     1,336                 1,245                 2,668            2,513
                                                        -------------  -------------------    -------------------  --------------
                                                            54,684                10,232                71,595           19,575
                                                        -------------  -------------------    -------------------  --------------
Operating loss                                             (48,425)               (5,143)              (59,694)         (10,050)

Equity in loss of affiliate                                       -                 (467)                     -            (794)

Other income (expense):
   Gain on sale of marketable equity securities                 262                  719                  2,485           3,397
   Interest and dividend income                                 808                  432                  1,332           1,128
   Interest expense                                          (1,946)                (813)                (3,512)         (2,007)
   Other                                                         79                   46                    111            (154)
   Minority interests (Note 6)                                   43                  501                (1,350)           1,351
                                                        -------------  -------------------    -------------------  --------------
                                                              (754)                  885                  (934)           3,715
                                                        -------------  -------------------    -------------------  --------------
Loss before income taxes                                    (49,179)              (4,725)               (60,628)         (7,129)

Income tax benefit                                           10,161                1,512                 12,504           2,327
                                                        -------------  -------------------    -------------------  --------------

Net loss                                                $   (39,018)    $         (3,213)      $        (48,124)    $    (4,802)
                                                        =============  ===================    ===================  ==============

Net loss per common share                               $     (2.08)    $           (.17)      $          (2.56)    $      (.26)
                                                        =============  ===================    ===================  ==============

Weighted average common shares outstanding                18,781,372          18,769,428             18,781,229      18,767,936

See notes to consolidated financial statements


Note:


The net losses for the three and six months ended June 30, 1997 include non-cash subsidiary rights expense of Teligent, L.L.C., and does not reflect a minority interest in Teligent's losses for the periods of $19,400 and $23,715 (income effects) for the three and six months ended June 30, 1997, respectively. Such minority interest income is not recognizable under Generally Accepted Accounting Principles due to the negative equity position of Teligent and the limited liability of the members of Teligent. If such minority interests were recognized, the losses would have been $(19,618), or $(1.04) per share, and $(24,409), or $(1.30) per share, for the respective three and six months ended June 30, 1997.



               THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    Six Months Ended June 30,
                                                                      1997              1996
                                                                -----------------------------------
                                                                       (amounts in thousands)
Cash Flows From Operating Activities
   Net loss                                                        $ (48,124)     $   (4,802)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                    2,668          2,513
      Provision for losses on accounts receivable                        554             628
      Equity in loss of affiliate                                         -              794
      Gain on sales of marketable equity securities                   (2,485)         (3,397)
      Minority interests (Note 6)                                      1,350          (1,351)
      Provision for deferred income taxes                            (12,750)         (2,541)
      Subsidiary appreciation rights (Note 5)                         37,873              -
      Other                                                            1,521              -
      Changes in assets and liabilities:
        Accounts receivable                                             (269)         (2,215)
        Inventory held for resale                                         41             137
        Prepaid expenses and other assets                               (377)            407
        Accounts payable                                                (780)           (804)
        Employee compensation                                            183            (320)
        Other current liabilities                                      1,163            (260)
        Deferred compensation                                            479              39
                                                                 -------------   -------------
Net Cash Used In Operating Activities                                (18,953)        (11,172)

Cash Flows From Investing Activities
   Cash and cash equivalents from consolidation of affiliate              -              751
   Cash paid for acquisition                                              -           (2,639)
   Purchases of property and equipment, net                           (4,473)         (1,790)
   Proceeds from sale of marketable equity securities                  2,512           3,412
   Purchase of marketable equity securities                             (767)             -
   Increase in receivable from related parties                        (4,063)         (1,674)
   Investments in wireless communications affiliates                    (397)         (2,672)
   Payment relating to acquisition of wireless communications
        business (Note 2)                                             (5,770)             -
   Other investing activities, net                                       (71)           (427)
                                                                 -------------   -------------
Net Cash Used In Investing Activities                                (13,029)         (5,039)

Cash Flows From Financing Activities
   Proceeds from short-term obligations, net                          33,712          14,736
   Increase in due to cellular equipment vendor                           -             605
   Repayment of long-term debt                                        (1,040)        (1,041)
   Investment by minority interests                                       -           2,038
   Other financing activities, net                                         8             13
                                                                 -------------   -------------
Net Cash Provided By Financing Activities                             32,680         16,351
                                                                 -------------   -------------
Net Increase In Cash And Cash Equivalents                                698            140
Cash And Cash Equivalents At Beginning Of Period                       3,341          1,018
                                                                 =============   =============
Cash And Cash Equivalents At End Of Period                         $   4,039     $    1,158
                                                                 =============   =============

See notes to consolidated financial statements



THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of The Associated Group, Inc. and Subsidiaries (the "Company," as used herein, includes all consolidated subsidiaries, unless the context otherwise indicates) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Certain amounts in the financial statements for the 1996 periods have been reclassified to conform to the financial statement presentation for the current period. These reclassifications have no effect on the net loss.


2.     PENDING TRANSACTION

Microwave Services, Inc. ("MSI"), a wholly owned subsidiary of the Company and a licensee of Digital Electronic Message Services ("DEMS") channels, and Digital Services Corporation ("DSC"), another licensee of DEMS channels, hold 55% and 45% voting member equity interests, respectively, in Teligent, L.L.C. ("Teligent"), formerly known as Associated Communications, L.L.C., a joint venture limited liability company which provides administrative and management services to each of MSI and DSC. On March 10, 1997, Teligent entered into a Stock Contribution Agreement (the "Stock Agreement") with another DEMS licensee (the "Licensee") and its sole shareholder (the "Sole Shareholder") for the contribution of all of the stock of the Licensee to Teligent in exchange for initial cash payments and additional cash payments and ownership interests in Teligent upon consummation of the transaction and Teligent's acquisition of the stock and the licenses contemplated by the Stock Agreement. Consummation of the transaction and transfer of these licenses is subject to certain closing conditions and the receipt of all necessary regulatory approvals, including approval by the Federal Communications Commission. The amount of equity interest in Teligent to be issued to the Sole Shareholder is dependent upon certain conditions, but shall not exceed 5% determined as of the date of the Stock Agreement. Subsequent to a closing, the Sole Shareholder will have a full member interest in Teligent pursuant to the Limited Liability Company Agreement, to which MSI and DSC are parties. Included in other noncurrent assets on the Company's consolidated balance sheet at June 30, 1997 is $5,770,000 relating to the initial cash payments for the transaction.


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

During 1997, the Company has sold 110,000 shares of Liberty Series A for pretax proceeds of approximately $2,512,000, and has recognized gains on these sales of approximately $2,223,000 and $262,000 in the first and second quarters, respectively.

The cost and market value of marketable equity securities classified as available for sale at June 30, 1997, are as follows:


                                                                        Cost of     Market Value of
               Name of Issuer and                     Number of       Each Issue      Each Issue
               Title of Each Issue                      Shares       In Thousands    In Thousands
--------------------------------------------------------------------------------------------------------

Tele-Communications, Inc.:
      TCI Group Series A Common Stock                   12,479,976       $ 3,505         $185,640
      TCI Group Series B Common Stock                    7,071,852         1,178          114,917
      Liberty Media Group Series A Common Stock          5,453,970         1,339          129,532
      Liberty Media Group Series B Common Stock          1,767,963           273           44,199

TCI Satellite Entertainment, Inc.:
      Series A Common Stock                              1,247,997           334            9,828
      Series B Common Stock                                707,185            90            6,188

Others                                                     Various           903            4,877
                                                                    ------------------------------------
                                                                         $ 7,622         $495,181
                                                                    ====================================


Including the effects of the sale of marketable equity securities during the periods, adjustments to the unrealized gain on marketable equity securities, net of tax, recorded as a separate component of stockholders' equity were $44,555,000 and ($26,947,000) in the six months ended June 30, 1997 and 1996, respectively.


4.    SHORT-TERM OBLIGATIONS

The Company's outstanding short-term obligations were as follows (in thousands):


                                                                   June 30, 1997     December 31, 1996
                                                                   -------------     -----------------
General Credit Facilities:
       $100 million demand discretionary bank line of credit          $ 19,000            $ 19,000
       Three brokerage margin loan facilities                           67,238              56,526
                                                                  -------------    ----------------
                                                                        86,238              75,526

Teligent Credit Facility:
       $50 million secured bank revolving credit facility               25,000               2,000
                                                                  =============    ================
                                                                      $111,238             $77,526
                                                                  =============    ================


Included in the general credit facilities listed above is a brokerage margin loan facility obtained by the Company in January 1997. At June 30, 1997, an aggregate of 11,879,976 shares of TCI Group Series A Common Stock was pledged as collateral under the Company's general credit facilities.

5.    SUBSIDIARY  APPRECIATION RIGHTS

On September 1, 1996, Teligent granted six separate Company Appreciation Rights ("CARs") to Teligent's Chairman and CEO (the "Executive") under his employment agreement (the "Agreement"). For each CAR, the Executive is entitled to receive, as soon as practicable after the "settlement date", as defined in the Agreement, an amount equal to a percentage (initially 3%) of the excess of Teligent's fair market value over the target value for that CAR. Teligent's Board of Directors, in its sole discretion, shall determine if the CAR amount is settled with cash, equity securities of Teligent, a combination thereof, or any other form of consideration as the Board may determine. The CAR percentage and target values are subject to adjustment for equity contributions and other transactions of Teligent, as defined in the Agreement, and expire ten years after the grant date. The vesting date and unadjusted target value for each CAR granted is as follows:

                                                       Unadjusted
       CAR                Vesting Date                Target Value
-----------------------------------------------------------------------------

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

In addition, Teligent has a Long-Term Incentive Compensation Plan (the "Plan") under which an aggregate of 1,600,000 appreciation rights ("Rights") may be granted to employees, directors, and consultants (the "Grantees") of Teligent. Each appreciation right represents .00001% (subject to adjustment) of the Appreciation Value associated with that Right, as defined in the Plan. As of June 30, 1997, 1,450,950 Rights have been granted for a term of ten years with a five-year vesting period. Teligent's Board of Directors, in its sole discretion, shall determine if the amount payable to a Grantee under the Plan is settled in cash, an actual or "phantom" equity interest in Teligent, a combination thereof, or any other form of consideration as the Teligent Board may determine.


The Company has recognized a liability and related compensation expense for the CARs and the Rights under the provisions of Accounting Principals Board Opinion No. 25 ("APB 25") "Accounting for Stock Issued to Employees". Under APB 25, expense recognition is accelerated such that the expense recorded exceeds the actual amount exerciseable under the vesting schedules applicable to the CARs and Rights. The recorded liability under APB 25 is $40,652,000 as of June 30, 1997, however there were no CARs or Rights exerciseable as of that date.. The actual amount of compensation payable, if any, to the Executive and the Grantees at the time of settlement, as well as the cumulative amount of compensation expense recorded in the financial statements, if any, will depend upon the vesting status and the fair market value of Teligent, among other factors.



6.    MINORITY INTEREST


The minority interest liability and related income or expense reflects the outside minority ownership of consolidated subsidiaries. However, in 1997 the minority interest for the three and six month periods ended June 30, 1997 do not reflect the minority interest in Teligent's losses of $19,400 and $23,715 (income effects). Such minority interest income is not recognizable under Generally Accepted Accounting Principles due to the limited liability of the members of Teligent. If such minority interests were recognized, the Company's losses would have been $(19,618), or $(1.04) per share, and $(24,409), or $(1.30) per share, for the respective three and six months ended June 30, 1997.



7.    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest was approximately $1,578,000 and $1,107,000 for the six months ended June 30, 1997 and 1996, respectively. The Company made no federal or state income tax payments during the six months ended June 30, 1997 and 1996. Grupo Portatel, S.A. de C.V. ("Grupo"), a consolidated subsidiary of the Company, paid approximately $251,000 and $394,000 in Mexican taxes in the six months ended June 30, 1997 and 1996, respectively. Noncash financing activities of the Company for the six months ended June 30, 1996 include a contribution by minority interests of notes receivable from related parties of $7,162,000 and long-term debt of $2,845,000 assumed by a cellular equipment vendor, as guarantor of Grupo's long-term debt.


8.    PER SHARE DATA

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


Financial Condition

           Currently, the Company's cash requirements (other than those of Teligent) are being met by a $100,000,000 demand discretionary bank line of credit and margin loan facilities with three brokerage firms. Borrowings under the $100,000,000 line of credit are limited to 65% of the market value of the TCI Group common stock pledged as security under the agreement, and bear interest at rates as offered by the bank at the time of borrowing. The line expires on November 30, 1997, and the Company presently anticipates renewal of such facility.

           The Company's margin loan facilities are also secured by shares of TCI Group common stock. Borrowings under one of the margin loan facilities are limited to 65% of the market value of the pledged stock, with an additional 15% collateral requirement if borrowings exceed $100,000,000, up to a maximum of $200,000,000. Borrowings under the other two brokerage margin loan facilities are limited to 50% of the market value of the pledged stock. Borrowings under the three margin loan facilities bear interest at variable rates based upon the broker call rate or the Fed Funds rate plus an applicable margin, as offered by the brokerage firm at the time of borrowing. The weighted average interest rate under the $100,000,000 line of credit and the margin loan facilities for the six months ended June 30, 1997 was approximately 6.2%.

           As of August 11, 1997, based on the market value of the 11,879,976 shares of TCI Group Series A Common Stock pledged in the aggregate and aggregate outstanding short-term obligations under these credit facilities of approximately $88,586,000 the Company's unused borrowing capacity is approximately $52,346,000. A significant portion of the Company's assets are liquid, and can be pledged as security for added borrowing capacity. Given the market value of the remaining shares of marketable equity securities that can be pledged as additional security, the Company's borrowing facilities provide for maximum aggregate unused borrowings of approximately $237,269,000 as of August 11, 1997. The Company's ability to meet cash needs in the near term for future development depends in large part on the value of the marketable equity securities. The Company periodically evaluates its financial position and alternative financing arrangements.

           In addition, Teligent has a $50,000,000 secured bank revolving credit facility which is available to meet the cash needs of Teligent. Borrowings under this credit facility bear interest at variable rates based upon the LIBOR rate, prime rate or the Fed Funds rate, plus an applicable margin, as offered by the bank. The weighted average interest rate under this credit facility for the six months ended June 30, 1997 was approximately 8.1%. A facility fee of 1/2% of the total credit available and a commitment fee of 1/2% of the unused portion of the facility are payable quarterly. Borrowings under Teligent's credit facility are secured by a pledge of the Company's stock in MSI, a pledge of the stock of DSC, a pledge of MSI's and DSC's member interests in Teligent, and a pledge of all of the assets of MSI, DSC, and Teligent, and are guaranteed by MSI and DSC. The revolving credit facility restricts the payment of distributions or dividends by Teligent. Based upon outstanding short-term obligations under the Teligent credit facility of $29,000,000 as of August 11, 1997, Teligent has unused borrowing capacity of $21,000,000. The revolving credit facility matures on December 19, 1997, and Teligent is presently evaluating its long-term financing options.

           In the six months ended June 30 1997, the Company sold 110,000 shares of Liberty Series A for pretax proceeds of approximately $2,512,000, and has recognized a gain on the sale of approximately $2,485,000. The Company expects to utilize its federal net operating loss carryforwards to offset the taxes resulting from the gain. The Company used the proceeds from the sale of the securities for working capital and to fund the development of its wireless communications businesses.

           Portatel del Sureste, S.A. de C.V. ("Portatel"), a wholly owned subsidiary of Grupo, has long-term debt obligations under various credit facilities with a U.S. bank and various related parties (the "Portatel Credit Agreements"). Such long-term obligations are denominated in U.S. dollars and were incurred for working capital, including the purchase and construction of cellular telephone infrastructure equipment. The outstanding debt under the Portatel Credit Agreements at June 30, 1997 is $9,368,000. Grupo and Portatel have no external available lines of credit as of June 30, 1997. The Company may be required to meet additional capital requirements with respect to its ownership interest in Grupo.

           Pursuant to the Stock Agreement, Teligent has made payments totaling $5,770,000 (see Note 2 to the consolidated financial statements included elsewhere herein). Upon consummation of the transaction contemplated by the Stock Agreement, Teligent may be required to make an additional cash payment of up to $4,950,000.

           Net cash used in operating activities was $18,953,000 and $11,172,000 for the six months ended June 30, 1997 and 1996, respectively. The Company's operating cash needs increased in the 1997 period primarily for expenses of Teligent, which was formed in March 1996. Net cash used in investing activities was $13,029,000 for the six months ended June 30, 1997 and $5,039,000 for the same period of 1996. The $7,990,000 change between periods was primarily due to $5,770,000 paid pursuant to the Stock Agreement (see Note 2 to the consolidated financial statements included elsewhere herein) and an increase in capital expenditures attributable to construction of Teligent's broadband wireless network. Net cash provided by financing activities in the 1997 and 1996 periods of $32,680,000 and $16,351,000, respectively, was principally from borrowings by the Company. The increase between periods is primarily the result of higher borrowings in the 1997 period principally to finance the investing and operating activities of Teligent and TruePosition(TM), the Company's cellular telephone and wireless transmitter location system.


Operating Results for the Three Months Ended June 30, 1997, Compared to the Three Months Ended June 30, 1996

           Revenues from wireless communication services increased $1,005,000, or 23% in the 1997 period compared to the 1996 period. The increase is attributable to an increase in Grupo's cellular communication services revenue, principally a result of growth in Grupo's subscriber base. Cost of wireless communication services increased $1,315,000, or 56% between periods principally due to the costs associated with the growth of Grupo's subscriber base and to operating costs incurred by Teligent, which began providing wireless communication services in 1996.

           Radio broadcasting revenues increased $225,000, or 38% for the 1997 period compared to the 1996 period, and the cost of radio broadcasting increased $55,000, or 34%. The increase in revenues and costs is principally the result of the acquisition of WLYR-FM (formerly known as WCEZ-FM) on May 31, 1996.

           Direct research and development expenses of $1,727,000 and $1,955,000 in the 1997 and 1996 periods, respectively, primarily represent expenditures for TruePosition. Sales, general and administrative expenses were $11,874,000 and $4,395,000 in the 1997 and 1996 periods, respectively. The increase from 1996 to 1997 of $7,479,000 was principally the result of expenditures for Teligent, which was formed in March 1996.

           The subsidiary appreciation rights expense for Teligent of $35,790,000 recorded in the second quarter of 1997 reflects a non-cash charge resulting from additional grants, vesting, and the appreciation in value of Teligent. Grants commenced in September 1996, thus there is no comparable expense in the 1996 period.

           The Company's equity in loss of affiliate was $467,000 in the 1996 period and reflects the Company's share of the results of Teletrac, Inc. ("Teletrac") for the 1996 period. Through November 1996, the Company held 20% of the voting stock of Teletrac and accounted for its investment in Teletrac under the equity method. As a result of Teletrac's issuance of convertible preferred stock in early December 1996, the Company's voting interest in Teletrac was reduced to approximately 13% and, accordingly, the Company began accounting for its investment under the cost method.


           The $262,000 gain on the sale of marketable equity securities in the 1997 period is the result of the sale of 10,000 shares of Liberty Series A and the $719,000 gain on the sale of marketable equity securities in the 1996 period is the result of the sale of 90,000 shares of General Communication, Inc. Class A Common Stock. Interest and dividend income was $808,000 and $432,000 in the 1997 and 1996 periods, respectively. The increase in 1997 of $376,000 is primarily the result of an increase in the level of receivables from related parties, which includes certain interest-bearing notes. Interest expense was $1,946,000 and $813,000 in the 1997 and 1996 periods, respectively. The increase in 1997 of $1,133,000 is the result of an increase in the level of short-term obligations, offset in part by a decrease in the level of Portatel's long-term debt. Minority interests were $43,000 and $501,000 in the 1997 and 1996 periods, respectively. The 1997 minority interest expense represents the minority ownership interest in the net income of all consolidated subsidiaries except Teligent. The 1996 minority interest included the minority interest ownership interest in Teligent's net loss. Such interest is not recognized in 1997 under Generally Accepted Accounting Principles ("GAAP") due to the negative equity position of Teligent in 1997 (See Note 6 to the consolidated financial statements included elsewhere herein).

           The Company recognized an income tax benefit (net of foreign tax expense of Grupo) at an effective rate of approximately 26% and 32% in the 1997 and 1996 periods, respectively. The principal difference between the 1997 effective tax rate and the statutory rate is the recognition by the Company of 100% of the net loss of Teligent with no minority interest adjustment (see Note 6 to the consolidated financial statements included elsewhere herein), while the Company's tax benefit reflects 55% of such loss. Based on current projections, the Company anticipates it will generate a net operating loss for federal income taxes for the year ended December 31, 1997.


           The Company's net loss was $39,018,000 for the three months ended June 30, 1997, compared to a net loss of $3,213,000 for the three months ended June 30, 1996. The higher loss in the 1997 period of $16,405,000 resulted primarily from the non-cash charge recorded for the Teligent appreciation rights (net of the income tax benefit), as well as increased operating and administrative expenditures for the start-up of Teligent.


Operating Results for the Six Months Ended June 30, 1997, Compared to the Six Months Ended June 30, 1996

           Revenues from wireless communication services increased $1,851,000, or 22% in the 1997 period compared to the 1996 period. The increase is attributable to an increase in Grupo's cellular communication services revenue, principally a result of growth in Grupo's subscriber base. Cost of wireless communication services increased $1,990,000, or 45% between periods principally due to the costs associated with the growth of Grupo's subscriber base and to operating costs incurred by Teligent, which began providing wireless communication services in 1996.

           Radio broadcasting revenues increased $528,000, or 57% for the 1997 period compared to the 1996 period, and the cost of radio broadcasting increased $76,000, or 23%. The increase in revenues and costs is principally the result of the acquisition of WLYR-FM (formerly known as WCEZ-FM) on May 31, 1996.

           Direct research and development expenses of $3,304,000 and $3,683,000 in the 1997 and 1996 periods, respectively, primarily represent expenditures for TruePosition. Sales, general and administrative expenses were $20,706,000 and $8,383,000 in the 1997 and 1996 periods, respectively. The increase from 1996 to 1997 of $12,323,000 was principally the result of expenditures for Teligent, which was formed in March 1996.

           The subsidiary appreciation rights expense for Teligent of $37,873,000 recorded in the first half of 1997 reflects a non-cash charge resulting from additional grants, vesting, and the appreciation in value of Teligent. Grants commenced in September 1996, thus there is no comparable expense in the 1996 period.

           The Company's equity in loss of affiliate was $794,000 in the 1996 period and reflects the Company's share of the results of Teletrac, Inc. ("Teletrac") for the 1996 period. Through November 1996, the Company held 20% of the voting stock of Teletrac and accounted for its investment in Teletrac under the equity method. As a result of Teletrac's issuance of convertible preferred stock in early December 1996, the Company's voting interest in Teletrac was reduced to approximately 13% and, accordingly, the Company began accounting for its investment under the cost method.


           The $2,485,000 gain on the sale of marketable equity securities in the 1997 period is the result of the sale of 110,000 shares of Liberty Series A and the $3,397,000 gain on the sale of marketable equity securities in the 1996 period is the result of the sale of 41,598 shares of Tele-Communications, Inc. Class B 6% Cumulative Redeemable Exchangeable Junior Preferred Stock and 90,000 shares of General Communication, Inc. Class A Common Stock. Interest and dividend income was $1,332,000 and $1,128,000 in the 1997 and 1996 periods, respectively. The increase in 1997 of $204,000 is primarily the result of an increase in the level of receivables from related parties, which includes certain interest-bearing notes. Interest expense was $3,512,000 and $2,007,000 in the 1997 and 1996 periods, respectively. The increase in 1997 of $1,505,000 is the result of an increase in the level of short-term obligations, offset in part by a decrease in the level of Portatel's long-term debt. Minority interests were $1,350,000 of expense in the 1997 period and $1,351,000 of income in the 1996 period. The 1997 minority interest expense represents the minority ownership interest in the net income of all consolidated subsidiaries except Teligent. The 1996 minority interest included the minority interest ownership interest in Teligent's net loss. Such interest is not recognized in 1997 under GAAP due to the negative equity position of Teligent in 1997 (See Note 6 to the consolidated financial statements included elsewhere herein).

           The Company recognized an income tax benefit (net of foreign tax expense of Grupo) at an effective rate of approximately 21% and 33% in the 1997 and 1996 periods, respectively. The principal difference between the 1997 effective tax rate and the statutory rate is the recognition by the Company of 100% of the net loss of Teligent with no minority interest adjustment (see Note 6 to the consolidated financial statements included elsewhere herein), while the Company's tax benefit reflects 55% of such loss. Based on current projections, the Company anticipates it will generate a net operating loss for federal income taxes for the year ended December 31, 1997.

           The Company's net loss was $48,124,000 for the six months ended June 30, 1997, compared to a net loss of $4,802,000 for the six months ended June 30, 1996. The higher loss in the 1997 period of $43,322,000 resulted primarily from the non-cash charge recorded for the Teligent appreciation rights (net of the income tax benefit), as well as increased operating and administrative expenditures for the start-up of Teligent.



PART II--OTHER INFORMATION

Item 1.    Legal Proceedings

           As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, the Federal Communications Commission (the "FCC") issued an Order (the "Relocation Order") on March 14, 1997 providing for the relocation of the digital electronic message system licenses ("DEMS") from the 18 GHz band to a reallocated portion of the 24 GHz band, pursuant to a request by the National Telecommunications & Information Administration acting on behalf of the Department of Defense. The Relocation Order provided for the relocation of DEMS from 100 MHz over 5 channels at 18 GHz to 400 MHz over 5 channels at 24 GHz, allowing DEMS systems to maintain equivalent information capacity to similarly engineered systems at 18 GHz. On June 24, 1997, the FCC issued an additional order (the "Implementation Order"), which implemented the Relocation Order in part by modifying various DEMS licenses, including those held by affiliates of the Company, to authorize DEMS operations at 24 GHz. The Relocation Order and the Implementation Order were subject to an administrative and judicial review period and, during this period, five parties filed petitions with the FCC seeking either partial or full reconsideration or review of one or both orders. The parties -- BellSouth Corporation, WinStar Communications, Inc., Millimeter Wave Carrier Association, Inc., DirecTV Enterprises, Inc. and WebCel Communications, Inc. -- have challenged the FCC's issuance of the Relocation Order without conducting a notice and comment rulemaking proceeding pursuant to the national security exemption to the FCC's otherwise applicable statutory requirement to promulgate rules through notice and comment proceedings. In addition, DirectTV Enterprises, Inc. has filed a petition for rulemaking with the FCC, requesting that the FCC grant permission for DirecTV to construct and operate satellite uplink facilities in certain areas on a portion of the 24 GHz frequencies allocated and granted to DEMS licensees. The FCC has the option to dismiss the petitions or to initiate public notice and comment proceedings concerning the issues which the FCC decided in the Relocation Order. The Company and its affiliates have filed timely responses with the FCC opposing the petitions for reconsideration and review, and continue to build-out their networks as permitted under their licenses, the Relocation Order and the Implementation Order.

Item 4.    Submission of Matters to a Vote of Security Holders

           On June 5, 1997, the Company held its 1997 Annual Meeting, at which the Company's stockholders elected Donald H. Jones as a director of the Company to hold office for a term of three years. 8,165,087 votes were cast for the election of Mr. Jones, and there were 106,865 votes to withhold authority. The terms of Myles P. Berkman and Joseph A. Katarincic as directors continue until such terms expire at the Company's 1998 Annual Meeting and the term of David J. Berkman continues until such term expires at the Company's 1999 Annual Meeting.


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

                       27     Article 5 Financial Data Schedule for
                              Quarterly Report on Form 10-Q for the
                              quarter ended June 30, 1997 (filed only
                              electronically with the Securities and
                              Exchange Commission).


           (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the three months ended June 30, 1997.


                               SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE ASSOCIATED GROUP, INC.
                                                (Registrant)




Date:  August 11, 1997                    By:  /s/ Myles P. Berkman
                                              --------------------
                                               Myles P. Berkman
                                    Chairman, President, Chief Executive
                                             Officer and Treasurer
                                    (Principal Financial and Accounting
                                             Officer)





                              EXHIBIT INDEX

                                                                Page Where
                                                                 Found or
   Exhibit                                                     Incorporated
   Number                                                      by Reference
  ----------                                                 ---------------

    3.1     Restated Certificate of Incorporation,                  *
            filed as Exhibit 3.1 to Registration
            Statement on Form 10/A dated November 15,
            1994 and incorporated herein by reference.

    3.2     Amended and Restated By-Laws, filed as                  *
            Exhibit 3.2 to Registration Statement on
            Form 10/A dated November 15, 1994 and
            incorporated herein by reference.

    4.1     Common Stock Certificates, filed as                     *
            Exhibits 4.2 and 4.3 to Form 8-K, dated
            December 22, 1994 and incorporated herein by reference.

    4.2     Rights Agreement, dated as of December 15,              *
            1994, by and between the Company and Mellon
            Bank, N.A., filed as Exhibit 4.1 to Form
            8-K, dated December 22, 1994 and
            incorporated herein by reference.

    27      Article 5 Financial Data Schedule for                  **
            Quarterly Report on Form 10-Q for the
            quarter ended June 30, 1997.

---------------------
*   Previously filed and incorporated by reference
**  Filed only electronically with the Securities and Exchange Commission