Form 10-Q
period 1997-09-30
ASSOCIATED GROUP INC
filed 1997-11-14
CIK 931183

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                  FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                      OR

/    / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ------------

                        Commission File Number 0-24924

                        -------------------------------


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
Yes  X   No
    ---    ---

         The number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 1997:

               Common Stock, Class A              18,765,924
               Common Stock, Class B              18,804,760

PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

                 THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                September 30,   December 31,
                                                    1997            1996
                                                --------------  ------------
                                                    (amounts in thousands)
ASSETS
Current assets:
   Cash and cash equivalents
      (approximates fair value)                     $  8,194       $ 3,341
   Accounts receivable, less allowance for
     doubtful accounts (September 30,
     1997--$2,733,000) December 31,
     1996--$2,355,000)                                 3,126         4,051
   Receivable from related parties                     1,008           203
   Inventory held for resale                           1,591         1,622
   Prepaid expenses and other assets                   1,868           651
   Deferred income taxes                               4,838         2,008
                                                    --------      --------
                 Total current assets                 20,625        11,876

Property and equipment, net of accumulated
   depreciation and amortization (September 30,
   1997--$28,298,000; December 31,
     1996--$24,952,000)                               30,480        27,513

Marketable equity securities, at fair value
   (cost:  September 30, 1997--$7,726,000;
   December 31, 1996--$6,882,000) (Note 3)           641,935       425,895
Notes receivable from related parties                 31,567        28,780
Investments in wireless communications
 affiliates (Note 4)                                   7,310        16,108
Other noncurrent assets                               14,009         8,762
                                                    --------      --------
Total assets                                        $745,926      $518,934
                                                    ========      ========


See notes to consolidated financial statements

                 THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS (UNAUDITED) - Continued

                                                September 30,   December 31,
                                                    1997            1996
                                                --------------  ------------
                                                    (amounts in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Accounts payable                                $  6,719        $  7,716
   Employee compensation                              3,933           1,975
   Due to cellular equipment vendor                  15,069          15,069
   Short-term obligations (Note 5)                  108,291          77,526
   Current portion of long-term debt                  2,082           2,082
   Subsidiary appreciation rights
    liability - current (Note 6)                     17,898           1,879
   Other current liabilities                          3,129           1,004
                                                   --------        --------
           Total current liabilities                157,121         107,251

Deferred compensation                                 2,164           1,440
Subsidiary appreciation rights liability -
 long-term (Note 6)                                  36,815             899
Long-term debt, excluding current portion             7,117           8,326
Deferred income taxes                               189,663         127,183
Minority interests (Note 7)                           9,906           7,830

Contingent liability (Note 8)                         4,000               -

Stockholders' equity:
   Preferred stock, par value $.01 per share;
     authorized 5,000,000 shares; none issued             -               -
   Class A Common Stock, par value $.10
     per share; authorized 100,000,000 shares;
     18,765,924 and 9,382,962 issued and
     outstanding in 1997 and 1996 (Note 9)            1,876             938
   Class B Common Stock, par value $.10 per share;
     authorized 50,000,000 shares; 18,802,360 and
     9,397,910 issued and outstanding in 1997 and
     1996 (Note 9)                                    1,880             940
   Additional paid-in capital                            22              12
   Unrealized gain on marketable equity
     securities, net of deferred taxes
     (September 30, 1997--$221,973,000;
     December 31, 1996--$146,654,000)               412,236         272,359
   Retained earnings (deficit) (Note 9)             (76,874)         (8,244)
                                                   --------        --------

           Total stockholders' equity               339,140         266,005
                                                   --------        --------
Total liabilities and stockholders' equity         $745,926        $518,934
                                                   ========        ========

See notes to consolidated financial statements

                 THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       Three Months Ended September 30,       Nine Months Ended September 30,
                                                             1997               1996              1997              1996
                                                       -----------------------------------  ----------------------------------
                                                             (amounts in thousands, except share and per share amounts)
Revenues:
   Wireless communication services                     $         5,243   $        4,163     $      15,379    $         12,448
   Radio broadcasting                                              828              843             2,286               1,773
   Art gallery sales                                               162              116               469                 426
                                                       ---------------- ------------------  ---------------- -----------------
                                                                 6,233            5,122            18,134              14,647
Costs and expenses:
   Cost of sales:
     Wireless communication services                             2,291            2,189             8,719               6,627
     Radio broadcasting                                            210              188               615                 517
     Art gallery sales                                             115               93               326                 322
   Direct research and development expenses                      1,738            2,392             5,042               6,075
   Sales, general and administrative expenses                   18,261            7,941            38,967              16,324
   Non-cash subsidiary appreciation rights (Note 6)             14,062                -            51,935                   -
   Depreciation and amortization expense                         1,392            1,369             4,060               3,882
                                                       ---------------- ------------------  ---------------- -----------------
                                                                38,069           14,172           109,664              33,747
                                                       ---------------- ------------------  ---------------- -----------------
Operating loss                                                 (31,836)          (9,050)          (91,530)            (19,100)

Equity in loss of affiliate                                         -              (618)                -              (1,412)

Other income (expense):
   Gain on sale of marketable equity
     securities (Note 3)                                            -                 1             2,485               3,398
   Gain on sale of investment in wireless
     communications affiliate (Note 4)                          12,177                -            12,177                   -
   Interest and dividend income                                    736              523             2,068               1,651
   Interest expense                                             (2,119)          (1,108)           (5,631)             (3,115)
   Other income (expense), net                                     210              123               321                 (31)
   Minority interests (Note 7)                                    (726)           2,477            (2,076)              3,828
                                                       ---------------- ------------------  ---------------- -----------------
                                                                10,278            2,016             9,344               5,731
                                                       ---------------- ------------------  ---------------- -----------------
Loss before income taxes                                       (21,558)          (7,652)          (82,186)            (14,781)
Income tax benefit                                               2,930            2,686            15,434               5,013
                                                       ================ ==================  ================ =================
Net loss                                               $       (18,628)   $      (4,966)    $     (66,752)  $          (9,768)
                                                       ================ ==================  ================ =================
Net loss per common share (Note 9)                     $          (.50)   $        (.13)    $       (1.78)  $            (.26)
                                                       ================ ==================  ================ =================


Weighted average common shares outstanding (Note 9)         37,565,414       37,560,244        37,563,612          37,543,234

See notes to consolidated financial statements

Note:

The net losses for the three and nine months ended September 30, 1997 include non-cash subsidiary rights expense of Teligent, L.L.C., and do not reflect a minority interest in Teligent's losses for the periods of $12,353,000 and $36,068,000 (income effects) for the three and nine months ended September 30, 1997, respectively. Minority interest income is not recognizable under Generally Accepted Accounting Principles due to the negative equity position of Teligent. If such minority interests were recognized, the net loss would have been $(6,275,000), or $(.17) per share, and $(30,684,000), or $(.82) per share, for the respective three and nine months ended September 30, 1997.

                 THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              Nine Months Ended September 30,
                                                                            1997                         1996
                                                                    -----------------------------------------------
                                                                                  (amounts in thousands)
Cash Flows From Operating Activities
   Net loss                                                           $      (66,752)              $       (9,768)
   Adjustments to reconcile net loss to net cash
    Used in operating activities:
     Depreciation and amortization                                             4,060                        3,882
     Provision for losses on accounts receivable                                 872                          971
     Equity in loss of affiliate                                                   -                        1,412
     Gain on sale of marketable equity securities (Note 3)                    (2,485)                      (3,398)
     Gain  on  sale  of  investment  in  wireless  communications
       affiliate (Note 4)                                                    (12,177)                           -
     Minority interests (Note 7)                                               2,076                       (3,828)
     Provision for deferred income taxes                                     (15,807)                      (5,204)
     Non-cash subsidiary appreciation rights (Note 6)                         51,935                            -
     Contingent liability (Note 8)                                             4,000                            -
     Amortization of notes receivable from related parties                     2,138                            -
     Other                                                                       143                           32
     Changes in assets and liabilities:
       Accounts receivable                                                       104                       (1,350)
       Inventory held for resale                                                  31                           80
       Prepaid expenses and other assets                                      (1,217)                         420
       Accounts payable                                                         (997)                         775
       Employee compensation                                                   1,958                          198
       Other current liabilities                                               2,125                           49
       Deferred compensation                                                     724                           60
                                                                    ------------------            -----------------
Net Cash Used In Operating Activities                                        (29,269)                     (15,669)

Cash Flows From Investing Activities
   Cash and cash equivalents from consolidation of affiliate                       -                          751
   Cash paid for acquisition                                                       -                       (2,639)
   Purchases of property and equipment, net                                   (6,345)                      (3,038)
   Proceeds from sale of marketable equity securities (Note 3)                 2,512                        3,414
   Purchase of marketable equity securities                                     (871)                           -
   Proceeds from sale of  investment  in wireless  communications
       affiliate (Note 4)                                                     21,371                            -
   Investments in wireless communications affiliates                            (396)                      (3,530)
   Payment  relating to  acquisition  of wireless  communications
       business (Note 2)                                                      (5,570)                           -
   Increase in notes receivable from related parties                          (5,982)                     (10,908)
   Other investing activities, net                                              (163)                        (428)
                                                                    ------------------            -----------------
Net Cash Provided By (Used In) Investing Activities                            4,556                      (16,378)


See notes to consolidated financial statements

                 THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - Continued

                                                                              Nine Months Ended September 30,
                                                                            1997                         1996
                                                                    -----------------------------------------------
                                                                                  (amounts in thousands)
Cash Flows From Financing Activities
   Proceeds from short-term obligations                                       51,765                       31,278
   Repayment of short-term obligations                                       (21,000)                      (1,600)
   Increase in due to cellular equipment vendor                                    -                          605
   Repayment of long-term debt                                                (1,209)                      (1,211)
   Investment by minority interests                                                -                        3,743
   Other financing activities, net                                                10                           14
                                                                    ------------------            -----------------
Net Cash Provided By Financing Activities                                     29,566                       32,829
                                                                    ------------------            -----------------

Net Increase In Cash And Cash Equivalents                                      4,853                          782

Cash And Cash Equivalents At Beginning Of Period                               3,341                        1,018
                                                                    ------------------            -----------------
Cash And Cash Equivalents At End Of Period                            $        8,194               $        1,800
                                                                    ==================            =================



See notes to consolidated financial statements






                 THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of The Associated
Group, Inc. and Subsidiaries (the "Company," as used herein, includes all consolidated subsidiaries, unless the context otherwise indicates) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form
10-K for the year ended December 31, 1996.

Certain amounts in the financial statements for the 1996 periods have been reclassified to conform to the financial statement presentation for the current period. These reclassifications have no effect on the net loss.

2.   PENDING TRANSACTIONS AND SUBSEQUENT EVENTS

At September 30, 1997, Microwave Services, Inc. ("MSI"), a wholly owned subsidiary of the Company and a licensee of Digital Electronic Message Services
("DEMS") channels, and Digital Services Corporation ("DSC"), another licensee of DEMS channels, held 55% and 45% voting member equity interests, respectively, in Teligent, L.L.C. ("Teligent"), formerly known as Associated Communications,
L.L.C., a joint venture limited liability company of MSI and DSC.

In October 1997, Teligent consummated the transaction contemplated by the Stock
Contribution Agreement (the "FirstMark Stock Agreement") entered into on March
10, 1997 by Teligent with another DEMS licensee, FirstMark Communications, Inc.
("FirstMark"), and its sole stockholder (the "FirstMark Sole Stockholder"). The transaction included the contribution of all of the stock of FirstMark to Teligent in exchange for cash and a 5% ownership interest in Teligent. Included in other noncurrent assets on the Company's consolidated balance sheet at September 30, 1997 is $5,570,000 comprised of the initial cash payments pursuant to the FirstMark Stock Agreement. Upon closing in October 1997, Teligent paid to the FirstMark Sole Stockholder an additional $4,950,000.

On September 30, 1997, Teligent, MSI and DSC entered into an agreement (the "NTT
Purchase Agreement") with Nippon Telegraph and Telephone Corporation ("NTT"), whereby NTT agreed to make a $100 million investment in Teligent (the "NTT
Investment") in exchange for a 12.5% equity interest in Teligent. The NTT
Purchase Agreement provides for the NTT Investment to close in two stages. At the first closing, which was completed on November 13, 1997, NTT purchased for $40 million a 5% equity interest in Teligent. At the second closing (the "Second
Closing"), NTT will purchase for $60 million an additional 7.5% equity interest in Teligent. The Second Closing is currently scheduled to occur contemporaneously with the consummation of the Offerings (as defined below).
On October 7, 1997, registration statements were filed with the Securities and Exchange Commission for an initial public offering of the common stock (the
"Equity Offering"), and a concurrent debt offering (the "Notes Offering" and, together with the Equity Offering, the "Offerings"), of Teligent, Inc., currently a wholly owned subsidiary of Teligent.

Immediately prior to the consummation of the Offerings, Teligent will merge with and into Teligent, Inc. (the "Reorganization"), with Teligent, Inc. surviving the merger. Pursuant to the Reorganization, all Teligent member interests will be converted into Teligent, Inc. common stock and Teligent, Inc. will succeed to the business and assets of Teligent.

In September 1997, in connection with the NTT transaction and a possible initial public offering by Teligent, Inc., Teligent, MSI, the Company, DSC, Telecom-DTS
Investors, L.L.C., an affiliate of DSC and the owner of the member interest in Teligent previously held by DSC ("Telecom-DTS"), and the owners of Telecom-DTS entered into an agreement (the "Members Agreement") whereby, among other things, the Company and MSI agreed with DSC that upon a "Change in Control" (as defined in the Members Agreement) of the Company or MSI, the Company will no longer have the right to elect a majority of the Board of Directors of Teligent or Teligent, Inc., as applicable. In addition, in the Members Agreement, MSI and Telecom-DTS granted to the other rights of first refusal and co-sale rights with respect to any sale or transfer by the other (other than to an affiliate or pursuant to a pledge arrangement, and excluding any public sale or distribution whether pursuant to a registration statement, Rule 144 or otherwise) of member interests in Teligent or shares of the common stock of Teligent, Inc. (other than common stock acquired in public market transactions), as applicable. Pursuant to the Members Agreement, the Company and the owners of Telecom-DTS also granted to the other rights of first refusal and co-sale rights, with the same exceptions, with respect to any sale or transfer by the other of shares of MSI, or member or other equity interests of Telecom-DTS, but only if member interests in Teligent or shares of common stock of Teligent, Inc., as applicable, constitute all or substantially all of the assets of MSI or Telecom-DTS, respectively.

On November 6, 1997, MSI and Telecom-DTS made an additional $60 million combined capital contribution to Teligent (the "Additional Sponsor Cash Contributions").
MSI's share of such Additional Sponsor Cash Contributions was $33 million. In addition, the Company has agreed to contribute the assets and liabilities of Associated Communications of Los Angeles ("ACLA"), the Company's wireless competitive access provider, to Teligent (the "ACLA Contribution" and, together with the Additional Sponsor Cash Contributions, the "Additional Sponsor Equity
Contributions").

3.   MARKETABLE EQUITY SECURITIES

In December 1996, the board of directors of Tele-Communications, Inc. ("TCI") declared a dividend to holders of record of Liberty Media Group Series A Common
Stock ("Liberty Series A") and Liberty Media Group Series B Common Stock
("Liberty Series B") as of December 27, 1996. In 1997, the Company received one share of Liberty Series A for every two shares of Liberty Series A owned and one share of Liberty Series A for every two shares of Liberty Series B owned.

During 1997, the Company sold 110,000 shares of Liberty Series A for proceeds of approximately $2,512,000, and has recognized pretax gains on these sales of approximately $2,485,000.

In the third quarter 1997, TCI consummated an exchange offer, whereby, subject to certain terms, conditions and limits, TCI offered to issue one share of TCI
Ventures Group Series A or Series B Common Stock in exchange for each validly tendered share of TCI Group Series A or Series B Common Stock, respectively. In
September 1997, in connection with this exchange offer, the Company tendered
3,368,774 shares of TCI Group Series A Common Stock in exchange for 3,368,774 shares of TCI Ventures Group Series A Common Stock.






The cost and market value of marketable equity securities classified as available for sale at September 30, 1997, are as follows:


                                                                                Cost of          Market Value of
            Name of Issuer and                              Number of          Each Issue           Each Issue
           Title of Each Issue                                Shares          In Thousands         In Thousands
-------------------------------------------------------- ----------------- -------------------- --------------------
Tele-Communications, Inc.:

     TCI Group Series A Common Stock                          9,111,202           $ 2,559              $186,780
     TCI Group Series B Common Stock                          7,071,852             1,178               148,067
     TCI Ventures Group Series A Common Stock                 3,368,774               946                70,323
     Liberty Media Group Series A Common Stock                5,453,970             1,339               163,278
     Liberty Media Group Series B Common Stock                1,767,963               273                52,155

TCI Satellite Entertainment, Inc.:

     Series A Common Stock                                    1,247,997               334                 9,438
     Series B Common Stock                                      707,185                90                 6,188

Others                                                          Various             1,007                 5,706
                                                                           -------------------- --------------------
                                                                                  $ 7,726              $641,935
                                                                           ==================== ====================

Including the effects of the sale of marketable equity securities during the periods, adjustments to the unrealized gain on marketable equity securities, net of tax, recorded as a separate component of stockholders' equity were $139,877,000 and ($65,053,000) in the nine months ended September 30, 1997 and

1996, respectively.

4.    INVESTMENTS IN WIRELESS COMMUNICATIONS AFFILIATES

In August 1997, the Company sold its ownership interest in Corporacion Mobilcom, S.A. de C.V. ("Mobilcom") to Nextel Communications, Inc. for proceeds of approximately $21,371,000, and has recognized a pretax gain on the sale of approximately $12,177,000.

5.   SHORT-TERM OBLIGATIONS

The Company's outstanding short-term obligations were as follows (in thousands):


                                                                   September 30, 1997            December 31, 1996
                                                                   ------------------            -----------------
General Credit Facilities:

      $100 million demand discretionary bank line of credit                    $ 19,000                     $ 19,000
      Three brokerage margin loan facilities                                     50,791                       56,526
                                                                     ------------------            -----------------
                                                                                 69,791                       75,526

Teligent Credit Facility:

      $50 million secured bank revolving credit facility                         38,500                        2,000
                                                                     ------------------            -----------------
                                                                               $108,291                      $77,526
                                                                     ==================            =================

Included in the general credit facilities listed above is a brokerage margin loan facility obtained by the Company in January 1997. At September 30, 1997, an aggregate of 8,511,202 and 3,368,774 shares of TCI Group Series A Common Stock and TCI Ventures Group Series A Common Stock, respectively, was pledged as collateral under the Company's general credit facilities.

On November 7, 1997, all outstanding amounts payable under the Teligent Credit Facility were repaid and such facility was terminated.

6.   SUBSIDIARY APPRECIATION RIGHTS

The Company has recognized a liability and related compensation expense for Company Appreciation Rights ("CARs") granted to Teligent's Chairman and CEO (the "Executive") under his employment agreement and an aggregate of 1,600,000 appreciation units ("Appreciation Units") granted to employees and directors (the "Grantees") of Teligent pursuant to the Teligent Long-Term Incentive Compensation Plan under the provisions of Accounting Principals Board Opinion No. 25 ("APB 25") "Accounting for Stock Issued to Employees". Under APB 25, expense recognition is accelerated such that the expense recorded exceeds the actual amount exercisable under the vesting schedules applicable to the CARs and

Appreciation Units. The recorded liability under APB 25 is $54,713,000 as of September 30, 1997, of which only $17,898,000 is exercisable as of that date. The actual amount of compensation payable, if any, to the Executive and the Grantees at the time of settlement, as well as the cumulative amount of compensation expense recorded in the financial statements, if any, will depend upon the vesting status and the fair market value of Teligent, among other factors.

In connection with the Equity Offering (see Note 2), the CARs and all Appreciation Units will be converted, effective as of the consummation of the Equity Offering, into stock options of Teligent, Inc. having the same vesting schedule, vesting rights and term as the applicable CAR or Appreciation Unit converted.

7.   MINORITY INTEREST

The minority interest liability and related income or expense reflects the outside minority ownership of consolidated subsidiaries. However, in 1997 the minority interests for the three and nine month periods ended September 30, 1997 do not reflect the minority interest in Teligent's losses of $12,353,000 and $36,068,000 (income effects). Such minority interest income is not recognizable under Generally Accepted Accounting Principles. If such minority interests were recognized, the Company's net loss would have been $(6,275,000) or $(.17) per share, and $(30,684,000), or $(.82) per share, for the respective three and nine months ended September 30, 1997.

8.   CONTINGENT LIABILITY

On September 30, 1997, Teligent terminated a preexisting agreement with an equipment vendor. In connection with this termination, Teligent may be required to reimburse the vendor for up to $4 million in research and development costs.

9.   CAPITAL STOCK AND PER SHARE DATA

On October 7, 1997, the Company's Board of Directors approved a two-for-one stock split of the Company's Class A Common Stock and Class B Common Stock effected in the form of a stock dividend of one share of Class A Common Stock and one share of Class B Common Stock for each outstanding share of Class A Common Stock and Class B Common Stock, respectively, held by stockholders of record on October 17, 1997. Class A Common Stock, Class B Common Stock, retained earnings (deficit) and weighted average shares outstanding for the 1997 periods have been adjusted to reflect the stock dividend. Prior period per share amounts and the weighted average number of shares outstanding have been restated to reflect the stock dividend.

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

10.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest was approximately $2,523,000 and $1,565,000 for the nine months ended September 30, 1997 and 1996, respectively. The Company made no federal or state income tax payments during the nine months ended September 30, 1997 and 1996. Grupo Portatel, S.A. de C.V. ("Grupo"), a consolidated subsidiary of the Company, paid approximately $375,000 and $475,000 in Mexican taxes in the nine months ended September 30, 1997 and 1996, respectively. Noncash financing activities of the Company for the nine months ended September 30, 1996 include a contribution by minority interests of notes receivable from related parties of $7,162,000 and long-term debt of $2,845,000 assumed by a cellular equipment vendor, as guarantor of Grupo's long-term debt.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This Form 10-Q contains certain forward looking statements about the Company's completion of pending transactions and availability of certain tax benefits. Any such statements are subject to risks that could cause the actual results or amounts to vary materially.

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

         The Company's margin loan facilities are secured by shares of TCI Group Series A Common Stock and TCI Ventures Group Series A Common Stock. Borrowings under one of the margin loan facilities are limited to 65% of the market value of the pledged stock, with an additional 15% collateral requirement if borrowings exceed $100,000,000, up to a maximum of $200,000,000. Borrowings under the other two brokerage margin loan facilities are limited to 50% of the market value of the pledged stock. Borrowings under the three margin loan facilities bear interest at variable rates based upon the broker call rate or the Fed Funds rate plus an applicable margin, as offered by the brokerage firm at the time of borrowing. The weighted average interest rate under the $100,000,000 line of credit and the margin loan facilities for the nine months ended September 30, 1997 was approximately 6.3%.

         As of November 10, 1997, based on (a) the market value of the 8,511,202 and 3,368,774 shares of TCI Group Series A Common Stock and TCI Ventures Group Series A Common Stock, respectively, pledged in the aggregate and (b) aggregate outstanding short-term obligations under these credit facilities of approximately $106,060,000, the Company's unused borrowing capacity is approximately $72,155,000. A significant portion of the Company's assets are liquid, and can be pledged as security for added borrowing capacity. Given the market value of the remaining shares of marketable equity securities that can be pledged as additional security, the Company's borrowing facilities provide for maximum aggregate unused borrowings of approximately $294,881,000 as of November 10, 1997. The Company's ability to meet cash needs in the near term for future development depends in large part on the value of the marketable equity securities. The Company periodically evaluates its financial position and alternative financing arrangements.

         In the nine months ended September 30, 1997, the Company sold 110,000 shares of Liberty Series A for proceeds of approximately $2,512,000, and has recognized a pretax gain on the sale of approximately $2,485,000. The Company expects to utilize its net operating loss carryforwards to offset the federal income tax liability which would otherwise result from the gain. The Company used the proceeds from the sale of the securities for working capital and to fund the development of its wireless communications businesses.

         In August 1997, the Company sold its ownership interest in Corporacion Mobilcom, S.A. de C.V. ("Mobilcom") to Nextel Communications, Inc. ("Nextel") for proceeds of approximately $21,371,000, and has recognized a pretax gain on the sale of approximately $12,177,000. The Company expects to utilize its net operating loss carryforwards to offset the federal income tax liability which would otherwise result from the gain. The Company used the proceeds from the sale of its ownership interest in Mobilcom primarily for the repayment of $21,000,000 of short-term obligations in August 1997.

         On November 7, 1997, using the proceeds from the Additional Sponsor Cash Contributions (see Note 2 to the consolidated financial statements included elsewhere herein and incorporated herein by reference), Teligent paid off and terminated its $50,000,000 secured bank revolving credit facility which was previously used to meet the cash needs of Teligent. Borrowings under this credit facility bore interest at variable rates based upon the LIBOR rate, prime rate or the Fed Funds rate, plus an applicable margin, as offered by the bank. The weighted average interest rate under this credit facility for the nine months ended September 30, 1997 was approximately 8.6%.

         On September 30, 1997, Teligent entered into an agreement with NTT whereby NTT will invest $100 million in Teligent (see Note 2 to the consolidated financial statements included elsewhere herein and incorporated herein by reference). In addition, Teligent, Inc., currently a wholly owned subsidiary of Teligent, filed registration statements for the Offerings with the Securities and Exchange Commission on October 7, 1997 (see Note 2 to the consolidated financial statements included elsewhere herein and incorporated herein by reference).

         Teligent has also entered into a commitment letter with Northern Telecom, Inc. ("Nortel") setting forth the anticipated terms and conditions under which Nortel will provide loans to Teligent in an aggregate amount of up to $780 million which will be used to finance the purchase of certain telecommunications equipment, software and services pursuant to the definitive agreement contemplated by an Equipment Purchase Letter of Intent and to provide working capital (the "Vendor Financing"). The obligation of Nortel to provide the Vendor Financing is subject to numerous conditions, including the negotiation, execution and delivery of definitive documentation relating to the Vendor Financing. There can be no assurance that the parties will be able to reach agreement on the terms of such definitive documentation.

         Pursuant to the FirstMark Stock Agreement, through September 30, 1997, Teligent made payments totaling $5,570,000 (see Note 2 to the consolidated financial statements included elsewhere herein and incorporated herein by reference). In October 1997, upon consummation of the transaction contemplated by the FirstMark Stock Agreement, Teligent made an additional cash payment of $4,950,000.

         On November 6, 1997, MSI made a $33 million capital contribution to Teligent (see Note 2 to the consolidated financial statements included elsewhere herein and incorporated herein by reference). As a result of the NTT Investment, the Vendor Financing, the Offerings and the Additional Sponsor Cash Contributions (see Note 2 to the consolidated financial statements included elsewhere herein and incorporated herein by reference), the Company does not currently anticipate having to make additional capital contributions to Teligent. However, there can be no assurance that all of the foregoing transactions will be fully consummated and, accordingly, that additional capital contributions by the Company will not be required.

         Portatel del Sureste, S.A. de C.V. ("Portatel"), a wholly owned subsidiary of Grupo, has long-term debt obligations under various credit facilities with a U.S. bank and various related parties (the "Portatel Credit Agreements"). Such long-term obligations are denominated in U.S. dollars and were incurred for working capital, including the purchase and construction of cellular telephone infrastructure equipment. The outstanding debt under the Portatel Credit Agreements at September 30, 1997 is $9,199,000. Grupo and Portatel have no external available lines of credit as of September 30, 1997. The Company may be required to meet additional capital requirements with respect to its ownership interest in Grupo.

         Net cash used in operating activities was $29,269,000 and $15,669,000 for the nine months ended September 30, 1997 and 1996, respectively. The Company's operating cash needs increased in the 1997 period primarily for expenses of Teligent, which was formed in March 1996. Net cash provided by investing activities was $4,556,000 in the nine months ended September 30, 1997 and net cash used in investing activities was $16,378,000 for the same period of 1996. The $20,934,000 change between periods was primarily due to $21,371,000 in proceeds received from the sale of the Company's interest in Mobilcom in the 1997 period. The 1997 period includes $5,570,000 paid pursuant to the FirstMark Stock Agreement (see Note 2 to the consolidated financial statements included elsewhere herein and incorporated herein by reference) and an increase in capital expenditures attributable to construction of Teligent's broadband wireless network, whereas the 1996 period includes larger advances to related parties, including an advance to the Chairman and CEO of Teligent. Net cash provided by financing activities in the 1997 and 1996 periods of $29,566,000 and $32,829,000, respectively, was principally from the net borrowings of the Company. The decrease in net borrowings between periods is primarily the result of using proceeds from the sale of the Company's interest in Mobilcom for the repayment of approximately $21,000,000 of the Company's short-term obligations in August 1997. Overall, gross borrowings in the 1997 period were higher principally to finance the investing and operating activities of Teligent.

Operating  Results for the Three Months  Ended  September  30, 1997,
  Compared to the Three Months Ended September 30, 1996

         Revenues from wireless communication services increased $1,080,000, or 26% in the 1997 period compared to the 1996 period. The increase is attributable to an increase in Grupo's cellular communication services revenue, principally a result of growth in Grupo's subscriber base. Cost of wireless communication services increased $102,000, or 5% between periods principally due to operating costs incurred by Teligent, which began providing wireless communication services in 1996, offset by favorable adjustments in the 1997 quarter negotiated with Grupo's long distance carrier and a reduction of certain fees payable by Portatel to Mexican regulatory authorities pursuant to the concession granted to Portatel to provide cellular telephone services.

         Radio broadcasting revenues of $828,000 and $843,000 were relatively consistent between periods and the cost of radio broadcasting increased $22,000, or 12%. The increase in costs is principally the result of programming costs associated with a format change at WLYR-FM (formerly known as WCEZ-FM).

         Direct research and development expenses of $1,738,000 and $2,392,000 in the 1997 and 1996 periods, respectively, primarily represent expenditures for TruePosition(TM) ("TruePosition"), the Company's wireless location business. The decrease between periods of $654,000 is primarily due to expenditures in the 1996 period for equipment tested in field trials. Sales, general and administrative expenses were $18,261,000 and $7,941,000 in the 1997 and 1996 periods, respectively. The increase from 1996 to 1997 of $10,320,000 was principally the result of expenditures relating to the growth of Teligent's operations.

         The non-cash subsidiary appreciation rights expense for Teligent of $14,062,000 recorded in the third quarter of 1997 reflects a non-cash charge resulting from additional grants and vesting. Grants commenced in September 1996 and therefore no expense was recorded in the 1996 period.


         The Company's equity in loss of affiliate was $618,000 in the 1996 period and reflects the Company's share of the results of Teletrac, Inc. ("Teletrac") for the 1996 period. Through November 1996, the Company held 20% of the voting stock of Teletrac and accounted for its investment in Teletrac under the equity method. As a result of Teletrac's issuance of convertible preferred stock in early December 1996, the Company's voting interest in Teletrac was reduced to approximately 13% and, accordingly, the Company began accounting for its investment under the cost method.

         A pretax gain of $12,177,000 was realized in the third quarter of 1997 on the sale of the Company's ownership interest in Mobilcom to Nextel for proceeds of approximately $21,371,000. Interest and dividend income was $736,000 and $523,000 in the 1997 and 1996 periods, respectively. The increase in 1997 of $213,000 is primarily the result of an increase in the level of receivables from related parties, which includes certain interest-bearing notes. Interest expense was $2,119,000 and $1,108,000 in the 1997 and 1996 periods, respectively. The increase in 1997 of $1,011,000 is the result of an increase in the level of short-term obligations, offset in part by a decrease in the level of Portatel's long-term debt. Minority interests were $726,000 of expense in the 1997 period and $2,477,000 of income in the 1996 period. The 1997 minority interest expense represents the minority ownership interest in the net income of all consolidated subsidiaries except Teligent. The 1996 minority interest included the minority interest ownership interest in Teligent's net loss. Such interest is not recognized in 1997 under Generally Accepted Accounting Principles ("GAAP") due to the negative equity position of Teligent in 1997 (See Note 7 to the consolidated financial statements included elsewhere herein and incorporated herein by reference).

         The Company recognized an income tax benefit (net of foreign tax expense of Grupo) at an effective rate of approximately 14% and 35% in the 1997 and 1996 periods, respectively. The principal difference between the 1997 effective tax rate and the statutory rate is the recognition by the Company of 100% of the net loss of Teligent with no minority interest adjustment (see Note 7 to the consolidated financial statements included elsewhere herein), while the Company's tax benefit reflects 55% of such loss. Based on current projections, the Company anticipates it will generate a net operating loss for federal income taxes for the year ended December 31, 1997.

         The Company's net loss was $18,628,000 for the three months ended September 30, 1997, compared to a net loss of $4,966,000 for the three months ended September 30, 1996. The higher loss in the 1997 period resulted primarily from the non-cash charge recorded for the Teligent appreciation rights (net of the income tax benefit), as well as increased operating and administrative expenditures for the start-up of Teligent, offset in part by the gain on sale of Mobilcom.

Operating Results for the Nine Months Ended September 30, 1997,
  Compared to the Nine Months  Ended September 30, 1996

         Revenues from wireless communication services increased $2,931,000, or 24% in the 1997 period compared to the 1996 period. The increase is attributable to an increase in Grupo's cellular communication services revenue, principally a result of growth in Grupo's subscriber base. Cost of wireless communication services increased $2,092,000, or 32% between periods principally due to operating costs incurred by Teligent, which began providing wireless communication services in 1996.

         Radio broadcasting revenues increased $513,000, or 29% for the 1997 period compared to the 1996 period, and the cost of radio broadcasting increased $98,000, or 19%. The increase in revenues and costs is principally the result of the acquisition of WLYR-FM (formerly known as WCEZ-FM) on May 31, 1996.

         Direct research and development expenses of $5,042,000 and $6,075,000 in the 1997 and 1996 periods, respectively, primarily represent expenditures for TruePosition. The decrease between periods of $1,033,000 is primarily due to expenditures in 1996 for equipment tested in field trials. Sales, general and administrative expenses were $38,967,000 and $16,324,000 in the 1997 and 1996 periods, respectively. The increase from 1996 to 1997 of $22,643,000 was principally the result of expenditures relating to the growth of Teligent's operations.

         The non-cash subsidiary appreciation rights expense for Teligent of $51,935,000 recorded in the first nine months of 1997 reflects a non-cash charge resulting from additional grants, vesting, and the appreciation in value of Teligent. Grants commenced in September 1996 and therefore no expense was recorded in the 1996 period.

         The Company's equity in loss of affiliate was $1,412,000 in the 1996 period and reflects the Company's share of the results of Teletrac for the 1996 period. Through November 1996, the Company held 20% of the voting stock of Teletrac and accounted for its investment in Teletrac under the equity method. As a result of Teletrac's issuance of convertible preferred stock in early December 1996, the Company's voting interest in Teletrac was reduced to approximately 13% and, accordingly, the Company began accounting for its investment under the cost method.

         The $2,485,000 pretax gain on the sale of marketable equity securities in the 1997 period is the result of the sale of 110,000 shares of Liberty Series A and the $3,398,000 pretax gain on the sale of marketable equity securities in the 1996 period is the result of the sale of 41,598 shares of Tele-Communications, Inc. Class B 6% Cumulative Redeemable Exchangeable Junior Preferred Stock and 90,000 shares of General Communication, Inc. Class A Common Stock. A pretax gain of $12,177,000 was realized in the third quarter of 1997 on the sale of the Company's ownership interest in Mobilcom to Nextel for proceeds of approximately $21,371,000. Interest and dividend income was $2,068,000 and $1,651,000 in the 1997 and 1996 periods, respectively. The increase in 1997 of $417,000 is primarily the result of an increase in the level of receivables from related parties, which includes certain interest-bearing notes. Interest expense was $5,631,000 and $3,115,000 in the 1997 and 1996 periods, respectively. The increase in 1997 of $2,516,000 is the result of an increase in the level of short-term obligations, offset in part by a decrease in the level of Portatel's long-term debt. Minority interests were $2,076,000 of expense in the 1997 period and $3,828,000 of income in the 1996 period. The 1997 minority interest expense represents the minority ownership interest in the net income of all consolidated subsidiaries except Teligent. The 1996 minority interest included the minority interest ownership interest in Teligent's net loss. Such interest is not recognized in 1997 under GAAP due to the negative equity position of Teligent in 1997 (See Note 7 to the consolidated financial statements included elsewhere herein and incorporated herein by reference).

         The Company recognized an income tax benefit (net of foreign tax expense of Grupo) at an effective rate of approximately 19% and 34% in the 1997 and 1996 periods, respectively. The principal difference between the 1997 effective tax rate and the statutory rate is the recognition by the Company of 100% of the net loss of Teligent with no minority interest adjustment (see Note 7 to the consolidated financial statements included elsewhere herein and incorporated herein by reference), while the Company's tax benefit reflects 55% of such loss. Based on current projections, the Company anticipates it will generate a net operating loss for federal income taxes for the year ended December 31, 1997.

         The Company's net loss was $66,752,000 for the nine months ended September 30, 1997, compared to a net loss of $9,768,000 for the nine months ended September 30, 1996. The higher loss in the 1997 period resulted primarily from the non-cash charge recorded for the Teligent appreciation rights (net of the income tax benefit), as well as increased operating and administrative expenditures for the start-up of Teligent, offset in part by the gain on sale of Mobilcom.

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

         As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, the Federal Communications Commission (the "FCC") issued an Order (the "Relocation Order") on March 14, 1997 providing for the relocation of the digital electronic message system ("DEMS") licenses from the 18 GHz band to a reallocated portion of the 24 GHz band, pursuant to a request by the National Telecommunications & Information Administration acting on behalf of the Department of Defense. The Relocation Order provided for the relocation of DEMS from 100 MHz over 5 channels at 18 GHz to 400 MHz over 5 channels at 24 GHz, allowing DEMS systems to maintain equivalent information capacity to similarly engineered systems at 18 GHz. On June 24, 1997, the FCC issued an additional order (the "Implementation Order"), which implemented the Relocation Order in part by modifying various DEMS licenses, including those held by affiliates of the Company, to authorize DEMS operations at 24 GHz. The Relocation Order and the Implementation Order were subject to an administrative and judicial review period and, during this period, five parties filed petitions with the FCC seeking either partial or full reconsideration or review of one or both orders. One of the parties, WinStar Communications, Inc., subsequently withdrew its petition. The remaining four parties -- BellSouth Corporation, Millimeter Wave Carrier Association, Inc.,

         DirecTV Enterprises, Inc. and WebCel Communications, Inc. -- have challenged the FCC's issuance of the Relocation Order without conducting a notice and comment rulemaking proceeding pursuant to the national security exemption to the FCC's otherwise applicable statutory requirement to promulgate rules through notice and comment proceedings. In addition, DirectTV Enterprises, Inc. has filed a petition for rulemaking with the FCC, requesting that the FCC grant permission for DirecTV to construct and operate satellite uplink facilities in certain areas on a portion of the 24 GHz frequencies allocated and granted to DEMS licensees. The FCC has the option to dismiss the petitions or to initiate public notice and comment proceedings concerning the issues which the FCC decided in the Relocation Order. The Company and its affiliates have filed timely responses with the FCC opposing the petitions for reconsideration and review, and continue to build-out their networks as permitted under their licenses, the Relocation Order and the Implementation Order.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits.  The following exhibits are filed as part of this Form
         10-Q:

                  Exhibit
                  Number                    Description
                  -------                   -----------
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

                    10.1 Securities Purchase Agreement, dated as of September 30, 1997, by and among Teligent, L.L.C., Microwave Services, Inc., Digital Services Corporation, and Nippon Telegraph and Telephone Corporation, filed as
                            Exhibit 10.3 to Amendment No. 1 to the Registration Statement on Form S-1 of Teligent, Inc. (Registration No. 333-37381) filed on October 30, 1997 and incorporated herein by reference.

                    10.2    Agreement, dated September 29, 1997, among
                            Teligent, L.L.C., Digital Services Corporation, Telecom-DTS Investors, L.L.C., Microwave Services, Inc., The Associated Group, Inc. and certain other parties, filed as Exhibit 10.6 to Amendment No. 2 to the Registration Statement on Form S-1 of Teligent, Inc. (Registration No. 333-37381) filed on November 10, 1997 and incorporated herein by reference.

                      27 Article 5 Financial Data Schedule for Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (filed only electronically with the Securities and Exchange Commission).

         (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the three months ended September 30, 1997.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           THE ASSOCIATED GROUP, INC.
                                                  (Registrant)

Date:  November 13, 1997                   By:  /s/ Myles P. Berkman
                                                --------------------
                                                  Myles P. Berkman
                                   Chairman, President, Chief Executive Officer
                                                   and Treasurer
                                   (Principal Financial and Accounting Officer)

                                EXHIBIT INDEX

                                                                                             Page Where
                                                                                              Found or
     Exhibit                                                                                Incorporated
     Number                                                                                 by Reference
   -----------                                                                            -----------------
     3.1      Restated Certificate of Incorporation, filed as Exhibit 3.1 to                      *
              Registration Statement on Form 10/A dated November 15, 1994 and incorporated herein by reference.

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

    10.1      Securities Purchase Agreement, dated as of September 30, 1997, by and among         **
              Teligent, L.L.C., Microwave Services, Inc., Digital Services Corporation,
              and Nippon Telegraph and Telephone Corporation, filed as Exhibit 10.3 to
              Amendment No. 1 to the Registration Statement on Form S-1 of Teligent, Inc.
              (Registration No. 333-37381) filed on October 30, 1997 and incorporated herein by reference.

    10.2      Agreement, dated September 29, 1997, among Teligent, L.L.C., Digital                **
              Services Corporation, Telecom-DTS Investors, L.L.C., Microwave Services,
              Inc., The Associated Group, Inc. and certain other parties, filed as
              Exhibit 10.6 to Amendment No. 2 to the Registration Statement on Form S-1
              of Teligent, Inc. (Registration No. 333-37381) filed on November 10, 1997 and incorporated herein by reference.

      27      Article 5 Financial Data Schedule for Quarterly Report on Form                    ***
              10-Q for the quarter ended September 30, 1997.

------------------
*    Previously filed and incorporated herein by reference
** Previously filed electronically with the Securities and Exchange Commission and incorporated herein by reference
***  Filed only electronically with the Securities and Exchange Commission