Form 10-K405
period 1997-12-31
ASSOCIATED GROUP INC
filed 1998-03-31
CIK 931183

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                  ----------

                                  FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997

                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________


                         Commission File Number 0-24924
                         -------------------------------

                           THE ASSOCIATED GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                     51-0260858
   ------------------------                -----------------------------------
   (State of Incorporation)                (I.R.S. Employer Identification No.)


   200 Gateway Towers, Pittsburgh, Pennsylvania                   15222
   --------------------------------------------                 ----------
     (Address of principal executive offices)                   (Zip Code)

                                 412-281-1907
                       ------------------------------
                       (Registrant's telephone number)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                               Title of each class
                 Common Stock, Class A, par value $.10 per share
                 Common Stock, Class B, par value $.10 per share
                         Preferred Stock Purchase Rights

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes _X_   No ___


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 25, 1998 the aggregate market value of the Registrant's Common Stock held by nonaffiliates of the Registrant was approximately $978,789,725.

     The number of shares of the Registrant's classes of Common Stock outstanding as of March 25, 1998:

                        Common Stock, Class A 18,765,924
                        Common Stock, Class B 19,295,540

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive proxy statement for the 1998 annual meeting of stockholders, scheduled for June 4, 1998, are incorporated by reference into Part III as set forth herein.

    Except for any historical information contained herein, the matters discussed in this Annual Report on Form 10-K contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to economic, key employee, competitive, governmental and technological factors affecting the Company's growth, operations, markets, products, services, licenses and other factors discussed in the Company's other filings with the Securities and Exchange Commission. These factors may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.





                                     PART I

ITEM 1.  BUSINESS

The Company

         The Associated Group, Inc. (the "Company") is principally engaged in the ownership and operation of, and also owns interests in, various communications related businesses. In December 1994, the Company was spun-off (the "Spin-Off") from Associated Communications Corporation ("ACC"), which at the time was one of the largest independent cellular telephone system operators in the United States.

     Teligent

         The Company holds a 40.8% equity interest in, and is entitled to designate a majority of the members of the Board of Directors of, Teligent, Inc. (including its predecessor entities, "Teligent"). Teligent intends to be a premier provider of high quality, low-cost voice, data, Internet and video telecommunications services primarily to small and medium-sized businesses through its own fixed local wireless point-to-multipoint broadband networks and leased long distance facilities. Teligent holds 24 GHz fixed wireless licenses which cover over 50% of the nation's business telephone lines and a population of approximately 130 million. See "Business - Teligent - 24 GHz Licenses." Teligent anticipates offering an integrated package of services, including local and long distance telephone services, high speed data connectivity, Internet access and videoconferencing, in at least 10 market areas by the end of 1998, 30 market areas by the end of 1999, and subsequently in all of its 74 currently licensed market areas.

         Microwave Services, Inc. ("MSI"), a wholly-owned subsidiary of the Company, founded Teligent in 1996 as a limited liability company joint venture with Digital Services Corporation ("DSC"), which is an affiliate of Telcom Ventures, L.L.C. ("Telcom Ventures"). In September 1996, Alex J. Mandl, formerly President and Chief Operating Officer of AT&T, joined Teligent as its Chairman of the Board and Chief Executive Officer. In November 1997, Nippon Telegraph and Telephone Corporation, the world's largest telecommunications carrier, through an indirect wholly owned subsidiary ("NTT"), made a strategic equity investment of $100 million in Teligent. In connection with NTT's equity investment, MSI and DSC made additional cash contributions to Teligent totalling $60 million. Teligent became a publicly traded company on The Nasdaq Stock Market under the symbol "TGNT" in November 1997 as a result of the completion of its initial public offering (the "Teligent IPO") of 6,325,000 shares of Teligent Class A Common Stock at $21.50 per share. Concurrently with the Teligent IPO, Teligent issued and sold $300,000,000 in aggregate principal amount of 11 1/2% Senior Notes due 2007 and, in February 1998, issued and sold $440,000,000 in aggregate principal amount at maturity of its 11 1/2% Senior Discount Notes due 2008. Through MSI, the Company holds 21,436,689 shares of Teligent Series B-1 Common Stock. The Series B-1 Common Stock entitles the Company to designate a majority of the members of the Board of Directors of Teligent so long as the Company's ownership of Series B-1 Common Stock represents at least 20% of the equity interest represented by all outstanding common stock of Teligent. See "Business
- Teligent - Certain Transactions." In connection with the Teligent IPO, Teligent became a reporting person under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and files periodic reports under the Exchange Act.

         Teligent believes that it is well positioned to capture revenues in the estimated $110 billion business telecommunications market. Teligent intends to focus particularly on the estimated $47 billion business local exchange market. Local exchange services have historically been provided by regional monopolies known as incumbent local exchange carriers ("ILECs") that have typically utilized copper wire-based "legacy" networks. The ILECs' legacy networks, faced with increasing demand from businesses for cost-effective capacity to support bandwidth-intensive applications such as Internet access, have created a "last mile bottleneck" in the local loop between the customer premise and the ILEC network switch. In addition, Teligent's market research indicates that the ILECs have been unable to satisfy customer demands for cost-effective, flexible and responsive service and that a significant portion of Teligent's target customer base is currently dissatisfied with its ILEC service. The potential revenue opportunity in this market, coupled with changes in the regulatory environment designed to enable facilities-based competition, have created opportunities for competitive local exchange carriers ("CLECs"). Teligent intends to alleviate this last mile local bottleneck and gain market share by deploying technologically advanced, high bandwidth digital wireless technology complemented by superior customer service and competitive pricing.

     Business Strategy

         Teligent's goal is to be a premier facilities-based provider of voice, data, Internet and video telecommunications services to small and medium-sized businesses. Teligent intends to leverage its ability to provide cost-effective, high bandwidth connectivity in order to offer an integrated package of local and long distance telephone service, high-speed data connectivity, Internet access and video-conferencing, and is implementing the following initiatives to achieve this objective:

         Target Small and Medium-Sized Businesses. Teligent plans to focus its primary marketing efforts on small and medium-sized businesses with 5 to 350 telephone lines. Teligent expects to attract these customers through both a direct sales effort and indirect sales channels by offering (i) an integrated package of telecommunications services, (ii) competitive pricing, (iii) high quality and responsive customer service and (iv) high bandwidth services which may be difficult to obtain from other telecommunications providers.

         End User Focus. Teligent intends to approach its target market by offering services directly to end users, as opposed to positioning itself as a "carrier's carrier" offering wholesale network capacity. By deriving the majority of its revenues from providing local switched voice and data communications services directly to end user customers, Teligent believes that it will (i) establish a sustainable and broad base of its own customers, thereby minimizing the risk of generating substantial revenues from a limited number of sources, (ii) maximize revenues and profitability by accessing the higher priced retail market and (iii) achieve competitive differentiation based on high quality service that is responsive to the customer.

         Develop Brand Awareness. Teligent will seek to position itself as a high quality service provider by offering network reliability complemented by quality customer support and is designing its marketing campaign to reflect these objectives and intends to build its reputation by (i) working closely with its customers to develop services tailored to their particular needs and
(ii) targeting advertising and promotion efforts in its coverage areas, gradually expanding to mass media with market-wide and potentially nationwide coverage.

         Achieve Market Share Via Competitive Pricing. As a new market entrant, Teligent's strategy will be to price its services competitively to gain market share early. For switched voice services and other services already provided by the ILEC, Teligent expects to price at a discount. For certain data and bandwidth-intensive services that may not be provided by competitors or for which there may exist an underserved market demand, Teligent may be able to price its services at a premium.

         Rapid Deployment. Teligent intends to take advantage of its network flexibility and lower incremental capital requirements in order to quickly roll-out and penetrate its market areas.

         Exploit Future Growth Opportunities. Teligent intends to continue building on the capabilities of its networks to expand its target market and service offerings. Such expansion may include targeting residential customers in multiple dwelling units as well as international opportunities, either through joint ventures or by direct entry.

         Network Architecture

         Teligent intends to deploy its own 24 GHz fixed wireless point-to-multipoint broadband local networks to provide last mile connectivity in its licensed market areas. The network equipment will use digital wireless technology to deliver high quality voice, data and videoconferencing services that Teligent believes will provide comparable performance to that of fiber optic-based systems. Teligent's networks will also incorporate encryption and authentication to increase privacy and reduce the potential for fraud. Each major market area is expected to be served by a voice switching and data routing center. These switching systems will be engineered to provide interconnection of customer traffic with other local exchange networks, long distance networks and the Internet, as well as with other locations the customer may have within the Teligent network. Teligent plans to have a central Network Operation Center ("NOC") which will monitor its networks 24 hours a day, seven days a week and provide real-time alarm, status and performance information. Teligent will use a combination of wired and wireless facilities to connect the NOC to the base stations distributed throughout the market area. The base stations will transmit to and receive signals from wireless equipment at a customer premise (the "customer premise equipment," or, "CPE"), allowing transmissions between multiple customer antennas and a single base station antenna. The customer premise equipment includes two components: (i) an integrated radio/antenna unit installed either on the roof, an exterior wall or inside a window of the customer's building and (ii) the indoor customer interface equipment installed within the building, and connected to the internal building wiring. The radio/antenna unit will communicate with the base station via microwave signal operating within the 24 GHz band. The base stations will have an average service radius of approximately three miles (five kilometers), depending on a number of factors such as power levels used, customer density, local weather environment and network design. A base station will have the capability to support customers in line of sight within a 360-degree coverage area. The modular design of the CPE is intended to make equipment installation easier and ensure short service activation intervals.

         Teligent's point-to-multipoint hardware and network capacity is expected to be shared among all the customers within the coverage area of a base station sector. A key feature of its network architecture will be the future capability to allocate and share network capacity on an as-needed basis. In the future, Teligent's system is intended to dynamically allocate spectral bandwidth, and therefore capacity, among the several customers served by a base station sector based on individual customer demand enabling a customer to instantaneously increase or decrease the capacity required.

24 GHz Wireless Licenses

         Teligent is licensed by the Federal Communications Commission ("FCC") to operate point-to-point and point-to-multipoint 24 GHz fixed wireless systems in 74 Standard Metropolitan Statistical Areas ("SMSAs"), covering over 700 municipalities in the United States, including 320-400 MHz of spectrum in 27 of the 35 most populous market areas in the United States, and at least 80 MHz of spectrum in 47 other major market areas. The following chart lists Teligent's license areas in descending order of size based on the estimated 1994 population of the market (based on U.S. Census Bureau data and Claritas Inc. data), Teligent's licensed spectrum bandwidth in each market area and the estimated 1994 number of business employees in each market area (based on American Business Information Inc. data).


                                                               BUSINESS
SMSA                                   BANDWIDTH             EMPLOYEES IN
RANK     MARKET AREAS                   (MHz)    POPULATION   MARKET AREA
----     ------------                   -----    ----------   -----------

  1   New York, NY                       400     9,434,000     3,597,000
  2   Los Angeles, CA                    400     9,132,000     3,229,000
  3   Chicago, IL                        400     7,538,000     3,113,000
  4   Philadelphia, PA                   320     4,913,000     1,701,000
  5   Detroit, MI                        400     4,322,000     1,517,000
  6   Dallas, TX                         400     4,302,000     1,729,000
  7   Houston, TX                        400     3,925,000     1,471,000
  8   Washington, DC                     400     3,850,000     1,693,000
  9   San Francisco, CA                  320     3,814,000     1,629,000
 10   Boston, MA                         400     3,194,000     1,436,000
 12   Atlanta, GA                        400     3,015,000     1,236,000
 13   San Diego, CA                      320     2,674,000       908,000
 15   Minneapolis, MN                    400     2,586,000     1,271,000
 17   St. Louis, MO                      400     2,473,000       893,000
 18   Baltimore, MD                      320     2,435,000       762,000
 19   Phoenix, AZ                        400     2,309,000       894,000
 20   Seattle, WA                        400     2,135,000       894,000
 21   Pittsburgh, PA                     400     2,100,000       665,000
 22   Denver, CO                          80     2,069,000       890,000
 23   Miami, FL                          400     2,058,000       768,000
 24   Tampa, FL                          400     2,016,000       698,000
 26   Cleveland, OH                      320     1,848,000       803,000
 27   Portland, OR                       320     1,573,000       618,000
 28   San Jose, CA                       240     1,541,000       643,000
 29   Cincinnati, OH                     240     1,510,000       578,000
 30   Kansas City, MO                    320     1,509,000       643,000
 31   Sacramento, CA                     320     1,482,000       442,000
 32   Milwaukee, WI                      320     1,469,000       660,000
 33   San Antonio, TX                    320     1,402,000       435,000
 35   Indianapolis, IN                   320     1,333,000       551,000
 36   Columbus, OH                       160     1,302,000       586,000
 37   Salt Lake City, UT                  80     1,214,000       499,000
 38   Orlando, FL                         80     1,206,000       573,000
 39   Buffalo, NY                         80     1,201,000       442,000
 40   New Orleans, LA                     80     1,178,000       469,000
 41   Hartford, CT                        80     1,154,000       540,000
 43   Nashville, TN                       80     1,060,000       508,000
 44   Norfolk, VA                         80     1,040,000       321,000
 45   Rochester, NY                       80     1,038,000       444,000
 46   Memphis, TN                         80     1,034,000       470,000
 47   Jacksonville, FL                    80     1,009,000       433,000
 48   Oklahoma City, OK                   80       977,000       434,000
 49   Greensboro, NC                      80       963,000       486,000
 50   Louisville, KY                      80       931,000       414,000
 51   West Palm Beach, FL                 80       931,000       316,000
 52   Las Vegas, NV                       80       931,000       445,000
 53   Birmingham, AL                      80       905,000       386,000
 54   Austin, TX                          80       884,000       396,000
 55   Honolulu, HI                        80       881,000       344,000
 56   Dayton, OH                          80       864,000       389,000

 57   Albany, NY                          80       851,000       377,000

 58   Charlotte, NC                       80       840,000       467,000
 60   Richmond, VA                        80       792,000       369,000
 61   Tulsa, OK                           80       788,000       321,000
 62   Raleigh, NC                         80       788,000       385,000
 63   Fresno, CA                          80       734,000       240,000
 65   Tucson, AZ                          80       717,000       280,000
 66   Allentown, PA                       80       713,000       269,000
 68   Ventura, CA                         80       694,000       223,000
 69   Syracuse, NY                        80       681,000       298,000
 70   Akron, OH                           80       680,000       284,000
 71   Greenville, SC                      80       674,000       301,000
 72   El Paso, TX                         80       663,000       209,000
 75   Omaha, NE                           80       631,000       304,000
 78   Wilmington, DE                      80       609,000       291,000
 79   Albuquerque, NM                     80       592,000       272,000
 80   Springfield, MA                     80       581,000       235,000
 82   Baton Rouge, LA                     80       562,000       218,000
 84   Charleston, SC                      80       545,000       197,000
 86   New Haven, CT                       80       528,000       227,000
 87   Stockton, CA                        80       522,000       165,000
 97   Newport News, VA                    80       470,000       170,000
120   Santa Barbara, CA                   80       378,000       134,000
135   Trenton, NJ                         80       330,000       165,000
                                               -----------    ----------
        TOTAL                                  130,027,000    51,663,000
                                               ===========    ==========

         Competition

         Teligent's telecommunications service offerings face competition from various sources, including ILECs, CLECs and IXCs. The local telecommunications market is intensely competitive for newer entrants and currently is dominated by the Regional Bell Operating Companies and other ILECs. Teligent has not begun to market its point-to-multipoint wireless local broadband services to potential customers on a widespread basis and is currently providing point-to-point services on a limited basis. The ILECs have long standing relationships with their customers, have significant name recognition and financial resources, have the potential to subsidize competitive services with revenues from a variety of business services, and benefit from existing state and federal regulations that favor the ILECs over Teligent in certain respects. Regulatory decisions and recent legislation, such as the Telecommunications Act of 1996 (the "Telecommunications Act"), have reduced barriers to entry into new segments of the industry. Teligent believes that these requirements of the Telecommunications Act promote greater competition and will help provide opportunities for broader entrance into the local exchange markets. However, as ILECs face increased competition, regulatory decisions are likely to provide them with increased pricing flexibility, which in turn may result in increased price competition. There can be no assurance that such increased price competition will not have a material adverse effect on Teligent's business, financial condition and results of operations. Also, there can be no assurance that substantial local exchange competition will develop in the near future.

         A number of companies are developing enhancements to increase the performance of ILECs' copper wire-based legacy networks. These generally consist of digital subscriber line products, such as ADSL, HDSL and VDSL. Teligent also faces potential competition from other terrestrial fixed wireless providers, including ILECs, CLECs and other leading telecommunications companies. utilizing Multichannel Multipoint Distribution Service ("MMDS"), 28 GHz Local Multipoint Distribution Service ("LMDS") and 38 GHz wireless communications systems, 2.8 GHz Wireless Communications Service ("WCS"), FCC
Part 15 unlicensed wireless radio devices, and other services that use existing point-to-point wireless channels on other frequencies and, potentially, additional fixed wireless authorizations by the FCC in the 24 GHz band. See "Business - Teligent - Government Regulation."

         In addition, Teligent's Internet access services also are likely to face significant competition from other Internet Service Providers as well as from cable television operators deploying cable modems, which provide high speed data capability over installed coaxial cable television networks and there can be no assurance that such competition will not be significant. Further, Internet access services based on existing technologies such as ISDN and, in the future, on such technologies as ADSL and HDSL will likely provide additional sources of competition to Teligent's Internet access services.

         Government Regulation

         Overview. Teligent's fixed wireless broadband services are subject to varying degrees of federal, state and local regulation. Generally, the FCC exercises jurisdiction over the use of the electromagnetic spectrum (i.e., wireless services) and has exclusive jurisdiction over all interstate telecommunications services, that is, those that originate in one state and terminate in another state. State regulatory commissions have jurisdiction over intrastate communications, that is, those that originate and terminate in the same state. Municipalities and other local jurisdictions may regulate limited aspects of Teligent's business by, for example, imposing zoning and franchise requirements and requiring installation permits. Teligent also is subject to taxation at the federal and state levels and may be subject to varying taxes and fees from local jurisdictions.

         Federal Regulation. The Telecommunications Act, enacted on February 8, 1996, substantially departs from prior legislation in the telecommunications industry by establishing local exchange competition as a national policy through the removal of state regulatory barriers to competition and the preemption of laws restricting competition in the local exchange market. Under the Telecommunications Act, states have begun and, in a number of cases, completed regulatory proceedings to determine the pricing of unbundled network elements and services, and the results of these proceedings will determine whether it is economically attractive to use these elements. The Telecommunications Act in some sections is self-executing, but in most cases the FCC must issue regulations that identify specific requirements before Teligent and its competitors can proceed to implement the changes the Telecommunications Act prescribes. The outcome of these various ongoing FCC rulemaking proceedings or judicial appeals of such proceedings could materially affect Teligent's business, financial condition and results of operations.

         As required by the Telecommunications Act, the FCC adopted, in August 1996, new rules implementing the interconnection and resale provisions of the Telecommunications Act which are intended to remove or minimize regulatory, economic and operational impediments to full competition for local services, including switched local exchange service. Many of these rules have faced legal challenges, and no assurances can be given as to the eventual outcome of such challenges. Teligent does not currently anticipate that the outcome of such challenges, positive or negative, will have a material adverse effect on its operations. To date, Teligent has successfully negotiated comprehensive interconnection agreements with ILECs in 27 markets in 8 states and the District of Columbia. In addition, it is currently negotiating comprehensive interconnection agreements in 7 additional states, which cover 18 more
Teligent markets. Teligent has not resorted to arbitration with respect to its interconnection negotiations as of this date.

         Relocation of Licenses to 24 GHz. Beginning in 1993, prior to the FCC's implementation of spectrum auctions, MSI and DSC applied for, and later received, FCC licenses to provide Digital Termination Services utilizing channels in the 18 GHz frequency band (18.870 GHz to 19.260 GHz) allocated pursuant to the rules governing the Digital Electronic Message Services ("DEMS") in the United States. Subsequently, in November

1997, MSI and DSC contributed to Teligent their 24 GHz fixed wireless licenses. On March 14, 1997, the FCC issued an Order (the "Relocation Order"), providing for the relocation of certain fixed wireless licenses in the 18 GHz band, including those held by MSI, DSC and Teligent, to a reallocated portion of the 24 GHz band, pursuant to a request of the National Telecommunications and Information Administration ("NTIA") acting on behalf of the Department of Defense. The Relocation Order provided for the relocation of these licenses from 100 MHz over 5 channels in the 18 GHz band to 400 MHz over 5 corresponding channels in the 24 GHz band. On June 24, 1997, the FCC issued a subsequent order (the "Modification Order") that implemented the Relocation Order by modifying the affected 18 GHz licenses, including those held by MSI, DSC and Teligent, to authorize operations at 24 GHz. Pursuant to the Relocation Order, those 18 GHz fixed wireless operators in the Washington, DC and Denver, CO areas (including the Company's Washington, DC, Baltimore, MD and Denver, CO facilities) were required to relocate to corresponding channels in the 24 GHz band no later than June 5, 1997. The 18 GHz fixed wireless licensees in all other areas must relocate to corresponding channels in the 24 GHz band no later than January 1, 2001. Although Teligent is permitted to continue operations in the 18 GHz band outside of the Washington, DC and Denver, CO areas until January 1, 2001, its intention is generally to convert all of its facilities to 24 GHz band operation as soon as possible.

         The FCC implemented this relocation without notice and comment procedures in order to give effect to NTIA's request on behalf of the Department of Defense to protect national security satellite operations from harmful interference from 18 GHz license stations. A number of parties have filed petitions with the FCC seeking a number of remedies including either partial or full reconsideration or review of one or both of these orders and modification or revocation of Teligent's licenses. These parties argued, among other things, that the FCC decision should be reversed because the FCC's allocation of 400 MHz of 24 GHz spectrum for licenses was unnecessary and that the FCC should not have so relocated the fixed wireless licensees without conducting prior notice and comment rulemaking proceedings. Teligent filed timely responses with the FCC opposing the petitions and continues to build out its networks as permitted under its licenses, the Relocation Order and the Modification Order. In addition, one of these parties, DirecTV, has filed a petition for rulemaking with the FCC requesting that the FCC grant permission for DirecTV and others to construct and operate broadcast satellite uplink facilities in certain areas on a portion of the 24 GHz band allocated and granted to the former 18 GHz fixed wireless licensees. Teligent has filed a timely opposition to this rulemaking petition.

         Teligent cannot determine how the FCC will resolve the petitions for reconsideration or review of the Relocation Order and the Modification Order and the DirecTV rulemaking petition. Thus, any construction or operation at 24 GHz prior to the final resolution of these petitions is at Teligent's risk and expense. If the Relocation Order or Modification Order was subsequently modified or reversed, such a modification or reversal could have a material adverse effect on Teligent's business, financial condition and results of operations. In particular, it cannot be determined whether, under a modified license relocation, Teligent's equipment would be rendered unusable or usable only after significant expense and delay.


         Grant of the DirecTV rulemaking petition could materially and adversely affect the Teligent's business, financial condition and results of operations. If implemented, DirecTV's proposals could result in the construction and operation of satellite uplink facilities on 24 GHz frequencies currently allocated to fixed wireless services, which could interfere with Teligent's operations in the vicinity of these satellite uplink facilities. In addition, in the Relocation Order the FCC announced that it will commence a rulemaking proceeding to address future fixed wireless licensing in the 24 GHz band, which may include proposals to auction available spectrum and to adopt service rules for 24 GHz operations. There can be no assurance that Teligent's point-to-point and point-to-multipoint equipment as currently designed will comply with the service rules ultimately adopted by the FCC.

         The FCC's decisions upon reconsideration will be subject to judicial appeal to a U.S. court of appeals. There can be no assurance that the FCC will be able to defend any such litigation successfully. The court may affirm the Relocation Order or any order made by the FCC upon reconsideration, vacate and remand the matter to the FCC for initiation of a rulemaking proceeding, or make any other ruling. If the matter is remanded, the FCC could decide this issue in the same way or it could make a different decision, which may be adverse to Teligent. Failure by the court to affirm the terms of the Relocation Order or the Modification Order could have a material adverse effect on Teligent's business, financial condition and results of operations.

         Teledesic. On September 6, 1996, Teledesic Corporation ("Teledesic") filed a petition seeking the dismissal of then-pending applications for additional transmission (nodal) stations in seven licensed MSI fixed wireless markets, and the rescission of existing licenses, then held by or belonging to MSI or DSC. In its petition, Teledesic claimed that its then-proposed satellite system was incompatible with existing licensed terrestrial networks in the 18 GHz band, that the FCC's initial grants of the fixed wireless licenses to MSI and DSC was inappropriate, and that MSI and DSC had failed to construct and operate their licensed facilities in compliance with the FCC's rules. Teligent, MSI and DSC opposed Teledesic's petition in their respective pleadings filed with the FCC.

         In November and December 1996, the FCC inspected each of the MSI and DSC fixed wireless facilities and determined that the companies had complied with all applicable construction and operational requirements. In letters dated April 2, 1997, and April 8, 1997, the FCC notified MSI and DSC, respectively, that the FCC "concluded its inquiry" and "determined not to take any further action" in connection with the investigation. Moreover, on February 24, 1997, Teligent, MSI and DSC entered into an agreement with Teledesic whereby Teledesic agreed to withdraw its petition and reimburse MSI, DSC and Teligent, respectively, for some of the costs related to the relocation of their 18 GHz fixed wireless systems to the 24 GHz band, conditioned upon the FCC's relocation of 18 GHz fixed wireless licensees to the 24 GHz band.

         In their petitions for reconsideration of the Relocation Order, a number of parties raised substantially similar arguments to those initially raised by Teledesic against the validity of the licenses now held by, and the constructed fixed wireless facilities now owned by, Teligent. Teligent, MSI and DSC have opposed those claims.

         On March 21, 1997, Teledesic withdrew its petition against Teligent's pending applications and MSI's and DSC's licenses.

         State Regulation. Many of Teligent's services will be classified as intrastate services subject to state regulation. All of the states where Teligent operates, or will operate, require some degree of state regulatory commission approval to provide certain intrastate services. In most states, intrastate tariffs are also required for various intrastate services, although Teligent is not typically subject to price or rate of return regulation for tariffed intrastate services. To date, Teligent has already received authorization to provide facilities-based local services in California, Colorado, the District of Columbia, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Maryland, Massachusetts, Michigan, Minnesota, Nevada, New York, Ohio, Texas, Virginia and Washington. In summary, Teligent has obtained state authorization in 45 markets and has applied for state authorization in the remaining 29 markets where it holds FCC licenses.

         Local Regulation. Teligent is also subject to varying degrees of regulation by local governments with regard to taxes and fees and the siting of telecommunications equipment. Some local governments have been requiring substantial filings and review before telecommunications carriers can operate in their licensed areas and have also required the payment of significant franchise fees or taxes. Some of these disputes involving licensing of telecommunications carriers, antenna siting, and rights of way are in litigation and more administrative and court litigation is likely. No assurance can be given that the outcome of such litigation will not create additional barriers to, or impose additional costs on, Teligent's ability to compete freely in certain local markets.

         Certain Terms of, and Agreements Relating to, Teligent Common Stock

         Description of the Teligent Series B-1 Common Stock.

         The Company, through its wholly owned subsidiary MSI, holds 21,436,689 shares of Series B-1 Common Stock of Teligent, which represents 40.8% of all outstanding equity securities (and the voting power represented by such securities) of Teligent. The holders of shares of all classes and series of Teligent's common stock vote together as a single class. Each share of Teligent's common stock entitles the registered holder thereof to one vote, and there is no cumulative voting.

         Pursuant to Teligent's Certificate of Incorporation, MSI, as the sole holder of Series B-1 Common Stock, voting as a separate class, is entitled to elect a majority of Teligent's Board of Directors (the "Series B-1 Directors"). The holders of Class A Common Stock and Class B Common Stock, voting together as a single class, are entitled to elect all members of Teligent's Board of Directors, other than the Series B-1 Directors, and the directors elected by the holders of the Series B-2 Common Stock or Series B-3 Common Stock who are each entitled to elect one director. Teligent's Board currently comprises seven directors. At the present time, therefore, MSI is entitled to elect four of Teligent's seven directors as Series B-1 Directors, Telecom-DTS Investors, L.L.C., an affiliate of Telcom Ventures (the "Telecom Stockholder"), as the holder of Series B-2 Common Stock is entitled to elect one director, NTT, as the holder, through an indirect wholly owned subsidiary, of Series B-3 Common Stock, is entitled to elect one director, and the holders of Class A and Class B Common Stock, voting together as a single class, are entitled the remaining director. Pursuant to the Stockholders Agreement, described below, the Company has agreed to vote all its shares of Series B-1 Common Stock in favor of the election of Teligent's Chief Executive Officer as a Director. If, however, at any time the number of MSI's shares of Series B-1 Common Stock is less than 20% of the aggregate number of issued and outstanding shares of Teligent's common stock then, without any further action of any party or Teligent, all of MSI's Series B-1 Common Stock will automatically convert into an equal number of shares of Class A Common Stock with the result that MSI will no longer be entitled pursuant to Teligent's Certificate of Incorporation to elect a majority of Teligent's Board of Directors.

         Pursuant to Teligent's Certificate of Incorporation, if a holder of shares of Class B Common Stock transfers any such shares to any person or entity other than a Permitted Transferee of such holder, such transfer, without any further action of any party or Teligent, will automatically and irrevocably convert such shares into an equal number of shares of Teligent's Class A Common Stock from the date of such transfer. In the case of any holder of shares of Series B-1 Common Stock, Teligent's Certificate of Incorporation defines "Permitted Transferee" to mean only the

Company and any corporation, partnership or other business entity directly or indirectly controlled by the Company at the time of transfer.

         Stockholders Agreement. Immediately prior to consummation of the Teligent IPO, MSI, the Telcom Stockholder, NTT (collectively, the "Stockholder

Parties") and Teligent entered into a Stockholders Agreement (the
"Stockholders Agreement"). Pursuant to the Stockholders Agreement, NTT and the Telcom Stockholder have certain rights and obligations with respect to their ownership interest in, and the governance of, Teligent, including, so long as the Telcom Stockholder and NTT, respectively, have the right to elect a member of Teligent's Board, the right of such respective directors to approve, among other matters, any amendment to Teligent's Certificate of Incorporation which materially and adversely affects the rights of NTT or the Telcom Stockholder, respectively, in a discriminatory manner vis-a-vis one or more of the other Stockholder Parties. The Stockholders Agreement also provides that so long as the Telcom Stockholder and NTT, respectively, have the right to elect a member of Teligent's Board of Directors, Teligent will afford to representatives of the Telcom Stockholder and NTT, respectively, certain business consultation rights, including with respect to any action (each a "Consultation Event") which (i) materially changes the fundamental character of Teligent's business, (ii) replaces Teligent's Chief Executive Officer or Chief Operating Officer, (iii) involves the sale or pledge by Teligent of a substantial portion of its assets or any acquisition, divestiture or merger of Teligent with another entity or any joint venture outside the ordinary course of Teligent's business or (iv) involves the issuance by Teligent of shares of common stock or preferred stock to any telecommunications carrier. With respect to any Consultation Event, Teligent is required to provide reasonable advance notice to NTT and the Telcom Stockholder and, in the case of the Consultation Event referred to in clause (iv) of the immediately preceding sentence, to give due consideration to their objections. In the Stockholders Agreement each stockholder party has agreed to vote, or act by written consent with respect to, all of its shares of Teligent's common stock in favor of the election of Teligent's Chief Executive Officer as a member of Teligent's Board of Directors. The
Stockholders Agreement also provides, in effect, that until November 13, 1999, each Stockholder Party will hold at least one-half of the shares of Teligent's common stock held by such Stockholder Party as of November 26, 1997 (the date of the consummation of the Teligent IPO), except that such requirement will lapse and be without further effect automatically as to NTT and the Telcom Stockholder, respectively, if a Consultation Event occurs even though NTT or the Telcom Stockholder, respectively, has objected thereto. Under the Stockholders Agreement, if such requirement so lapses with respect to the Telcom Stockholder and, at the time of such lapsing, MSI is not entitled, pursuant to Teligent's Certificate of Incorporation, to elect a majority of the members of Teligent's Board, then such requirement shall also lapse and be without further effect with respect to MSI. In addition, in the Stockholders Agreement, MSI and the Telcom Stockholder have each granted to NTT co-sale rights with respect to any sale or transfer by either of them (other than to an affiliate or pursuant to a pledge arrangement, and excluding any public sale or distribution whether pursuant to a registration statement, Rule 144 or otherwise) of shares of Teligent's common stock (other than Teligent's common stock acquired in public market transactions). Under the Stockholders Agreement, if Teligent is required by a change in law or other circumstance to reduce its level of foreign ownership and is unable to obtain a waiver of such requirement, Teligent will have the right, and will be required, at NTT's election, to refuse to sell stock in Teligent to any Foreign Owner (as defined in the Stockholders Agreement) if such a transaction would adversely impact NTT's ability to hold its then-existing share ownership in Teligent, and, in addition, Teligent will have the right, and will be required, at the election of any Stockholder Party, to repurchase for cash (to the extent permitted by applicable Delaware corporation law) shares first from all other Foreign Owners other than the Stockholder Parties, if applicable, and thereafter from each of the Stockholder Parties, on a pro rata basis (based on the percentage of foreign ownership attributable to each Stockholder Party) at the fair market value thereof based on Teligent's then public trading value.

         Members Agreement. In connection with the Teligent IPO, Teligent,
MSI, the Company, DSC, the Telcom Stockholder and the owners of the Telcom Stockholder entered into an agreement (the "Members Agreement") whereby
Teligent granted to DSC certain demand and "piggyback" registration rights with respect to Common Stock held by DSC at the time of consummation of the Teligent IPO. In addition, in the Members Agreement, the Company and MSI agreed with DSC that upon a "Change in Control" (as defined in the Members Agreement) of the Company or MSI, (i) the Company will immediately convert, and cause its controlled affiliates to immediately convert, all of the Series B-1 Common Stock owned by it into Class A Common Stock such that, under Teligent's Certificate of Incorporation as then in effect, the Company, alone or together with its controlled affiliates, will no longer have the right to elect a majority of Teligent's Board of Directors, (ii) MSI will cause its designees on Teligent's Board of Directors to cause Teligent's Board of Directors to convene a meeting of Teligent's stockholders and (iii) promptly after taking the action described in (ii) immediately above, MSI will cause such number of its designees on Teligent's Board of Directors to resign so that such designees no longer constitute a majority thereof. Under the Members Agreement, in order for a "Change in Control" of the Company or MSI to occur, in addition to certain changes in equity ownership or board composition of the Company or MSI as set forth in the Members Agreement, the Telcom Stockholder and its affiliates must own shares of Series B-2 Common Stock representing at least 10% of all then outstanding shares of Teligent's common stock and must continue to be controlled by Rajendra Singh, Neera Singh, any estates or trusts of which such persons are executors, trustees or beneficiaries and any entities controlled by such persons. In the Members Agreement, each of the Company and MSI also agreed with DSC that it will not transfer control of any entity which holds Class B Common Stock to any third party (other than an affiliate of the Company, provided such affiliate agrees to be bound by the provisions of the Members Agreement applicable to MSI) without the consent of DSC unless, concurrently with or prior to such transfer, the Company and MSI take the actions described in clauses (i) through (iii) above. In addition, in the Members Agreement, MSI and the Telcom Stockholder have each granted to the other rights of first refusal and co-sale rights with respect to any sale or transfer by the other (other than to an affiliate or pursuant to a pledge arrangement, and excluding any public sale or distribution whether pursuant to a registration statement, Rule 144 or otherwise) of shares of Teligent's common stock (other than Teligent's common stock acquired in public market transactions). Pursuant to the Members Agreement, the Company and the owners of the Telcom Stockholder have also each granted to the other rights of first refusal and co-sale rights, with the same exceptions, with respect to any sale or transfer by the other of shares of MSI, or member or other equity interests of the Telcom Stockholder, but only if shares of Teligent's common stock constitute all or substantially all of the assets of MSI or the Telcom Stockholder, respectively.


         Registration Rights Agreement. Teligent and MSI have entered into a Registration Rights Agreement dated as of March 6, 1998 (the "Registration Rights Agreement"), whereby Teligent has granted to MSI certain registration rights substantially similar to those granted to NTT and to DSC. The Registration Rights Agreement provides that, subject to meeting certain minimum number of shares or anticipated offering price thresholds and to certain holdback periods, MSI may demand registration (each, a "Demand Registration") of the shares of Class A Common Stock into which its shares of Series B-1 Common Stock have been converted or are convertible ("Registrable Securities"), at any time (subject to a maximum of three Demand Registrations in total) commencing six months after November 26, 1997 (the date of consummation of the Teligent
IPO). In addition, the Registration Rights Agreement provides that, subject to certain limitations, MSI may include Registrable Securities in any registration of common stock by Teligent under the Securities Act (other than on Form S-4 or S-8 under the Securities Act) (each, a "Piggyback Registration"). MSI also has the right, commencing six months after November 26, 1997, subject to certain limitations, to demand that Teligent effect a registration on Form S-3 under the Securities Act, if available (a "Form S-3 Registration"), of all or part of its Registrable Securities, so long as the anticipated aggregate offering price for such Registrable Securities is in excess of $10 million. Under the Registration Rights Agreement, Teligent is required to pay all registration expenses (other than underwriting discounts and commissions and fees and disbursements of counsel of the selling stockholders) with respect to all Demand Registrations and Form S-3 Registrations and up to three Piggyback Registrations. Under the Registration Rights Agreement, Teligent is required to indemnify the selling stockholders, and Teligent may request, as a condition to effecting any registration, indemnification from the selling stockholders against certain liabilities in respect of any registration statement covered by the Registration Rights Agreement.

TruePosition, Inc.

TruePosition, Inc., a wholly owned subsidiary of the Company ("TruePosition"), intends to be a leading provider in the emerging wireless location services market. TruePosition has developed and is commercializing its TruePosition(TM) Wireless Location System (the "TruePosition System"), which is a patented system for locating wireless telephones and transmitters. TruePosition's strategic objective is to position itself as both an equipment supplier to carriers and E911 providers which implement its system, as well as an ongoing service provider to these customers. The TruePosition System is designed to enable mobile wireless service providers (i.e., cellular and Personal Communication Services ("PCS") carriers) to determine the location of any cellular or PCS telephone. Using its patented advanced time difference of arrival ("TDOA") technology and applications, the TruePosition System calculates the latitude and longitude of any designated wireless telephone or transmitter and forwards this information in real time to any desired application software. The Company believes that the TruePosition system enjoys several key competitive advantages over alternative wireless location systems and technologies, including its speed to market, patented technology, value-added enhancement applications and low cost of network deployment.

         An important segment of the wireless location market is location-based emergency and information services, allowing 911 public safety and emergency service agencies to provide the same level of service afforded to wireline subscribers. This emerging market is driven principally by a Report and Order (the "Order") issued by the FCC on June 12, 1996. The Order requires all mobile wireless providers of real time voice services to offer enhanced 911 ("E911") access and services to mobile radio callers, and the full implementation of location technology by wireless carriers, by October 2001. See "Business - TruePosition - Government Regulation." The Company believes that the TruePosition System is the only wireless location system that is currently commercially available. See "Business - TruePosition - Competition." TruePosition's initial focus is on the commercialization of its E911 wireless location solution, which it is marketing to wireless carriers based not only upon the obligations imposed by the Order, but also on the Company's belief that emergency location services are increasingly important to wireless subscribers, and that wireless carriers will obtain a competitive advantage by offering wireless location services, and in particular, the TruePosition System. The Cellular Telephone Industry Association ("CTIA") estimates that there are currently over 56.5 million wireless service subscribers in the U.S. According to the CTIA, nearly two-thirds of such wireless subscribers cited "personal safety" and "emergency services" as their primary motivations for purchasing their wireless service.

         The TruePosition System has been successfully tested in commercial trials in 1996 and 1997. In December 1996, in cooperation with the Greater Harris County 911 Emergency Network and Houston Cellular Telephone Company, a partnership of BellSouth and AT&T Wireless, TruePosition successfully demonstrated the first installed TruePosition System in an eight cell-site platform in Houston, Texas. From January to June 1997, in conjunction with Comcast Cellular Communications, Inc. ("Comcast"), the State of New Jersey, Bell Atlantic Corporation and other E911 participants, TruePosition successfully demonstrated the first live trial of wireless E911 with location technology (the "New Jersey Trial"), which covered the southernmost fifty miles of the I-295/New Jersey Turnpike corridor, and provided real time location information for wireless E911 calls originating from Comcast subscribers within the trial area. On June 16, 1997, the State of New Jersey issued a report (the "Report") on the first 100 days of the New Jersey Trial, concluding that the trial was successful in demonstrating that commercial technology exists today to meet the needs of the FCC's Phase I and Phase II requirements in New Jersey and elsewhere. See "Business - TruePosition - Government Regulation." The Report's conclusions were based on over 3,500 live wireless 911 calls received and over 81,000 test calls placed by participants in the trial. The Company is currently in discussions with several major wireless carriers regarding commercial implementation of the TruePosition System.

         In addition to the potential opportunities presented by the Order and subscriber demand for wireless location services, the Telecommunications Act of 1996 (the "Telecommunications Act") permits alternative carriers, including wireless carriers, to compete for the traditional wireline local loop market. The TruePosition System is designed to support value-added applications, such as location sensitive billing, which will enable wireless carriers to utilize their excess capacity to offer a single-handset solution for both home and mobile use. Location sensitive billing allows carriers to charge subscribers differing rates for usage based upon their location, and may help to facilitate potential plans by carriers to position a wireless product for home use.

         Business Strategy

         In support of TruePosition's goal to be a premier provider of wireless location systems and related services, it is implementing the following initiatives:

         Target Large and Medium Market Wireless Carriers. TruePosition is focusing its initial marketing and sales efforts on the wireless carriers in the top 25 to 30 U.S. markets, and also on medium-sized cellular markets in the U.S. These large and medium cellular markets are dominated by the top cellular operators, such as AT&T Wireless, GTE Wireless, Southwestern Bell Mobile Systems, AirTouch/US West, Bell Atlantic Mobile Systems, Ameritech Cellular,

BellSouth Mobility and Comcast Cellular. The Company is currently in discussions with several of these carriers regarding the implementation of the TruePosition System in selected markets. In addition, the Company has received inquiries from international wireless carriers regarding implementation of the TruePosition System.

         Develop Partnering Opportunities with Major Wireless Infrastructure Providers, and E911 Providers. In addition to targeting the wireless carriers themselves, TruePosition is seeking to create relationships and technological synergies with companies which may influence wireless carriers' implementation of location technology. TruePosition therefore seeks to develop partnering opportunities with major wireless infrastructure providers such as Lucent Technologies, Ericsson, Northern Telecom, Qualcomm, Motorola and others, in order to leverage their established relationships with wireless carriers and their technological support networks. In addition, TruePosition will target providers of E911 equipment and services as potential partners in selling turnkey wireless E911 systems.

         Continue Development and Deployment of Value-Added Enhancement Applications. TruePosition is continuing its development of value-added enhancements to the TruePosition System, including location sensitive billing, fraud location and management and vehicle and fleet management. The Company believes that such enhancements should allow carriers to create an added revenue base by offering expanded services to their subscribers, thereby increasing the attractiveness of the TruePosition System in advance of the deadlines imposed by the Order.

         Continue Development of Support for Digital Formats of Cellular Telephony. Of the approximately 56 million wireless telephones, over 90% are analog based. Because the cellular and PCS industries are in the process of deploying systems utilizing various digital formats, TruePosition is currently developing support for Time Division Multiple Access ("TDMA") and Global Standard for Telecommunication Mobile ("GSM"). TruePosition also intends to develop support for Code Division Multiple Access ("CDMA").

         Develop Service Capabilities to Wireless Carriers. The TruePosition System is being marketed as a revenue generating service to wireless carriers. TruePosition plans to offer a full range of support options, such as network design, turnkey installation, 24 hour monitoring from a centralized network operations center, routine system maintenance and custom software development for special interfaces.

         Build Core Management Team. TruePosition is continuing to build its core management team. In March 1997, Kent R. Sander joined TruePosition as President and Chief Operating Officer. Mr. Sander spent 14 years at
Ericsson Radio Systems, Inc., the principal U.S. subsidiary of the Swedish telecommunications firm, LM Ericsson, most recently as Vice President, Business Operations, East Region, in which he managed all of Ericsson's activities in the East Region, including sales, operations and engineering. In addition, Michael Amarosa, former deputy commissioner of the New York City Police Department, joined TruePosition in October 1997 as Vice President for Public Affairs. Mr.

Amarosa has 24 years of law enforcement experience and, during his tenure with the City of New York, managed the construction, implementation and operation of its 911 system.

         Network and System Overview

         The TruePosition System. The TruePosition System is a passive overlay system designed to enable mobile wireless service providers to determine the location of any cellular telephone and, as discussed below, TruePosition is in the process of developing support for PCS telelephones. Using patented advanced TDOA technology, the TruePosition System calculates the latitude and longitude of any designated wireless telephone or transmitter and forwards this information in real time to any desired application software. TruePosition "listens" to transmissions already occurring on the reverse control channel of wireless telephones and uses TDOA techniques to calculate the geographic location, as well as the direction of travel and velocity of a telephone or other wireless transmitter. Initially, the TruePosition System has been developed to support analog cellular telephony, which is the largest market segment of the cellular industry with an existing United States base of an estimated 56 million wireless telephones. Due to this large installed base of analog cellular telephones, as well as the rapidly expanding base of digital cellular and PCS telephones, TruePosition selected a method which does not require alteration of the cellular telephone handset. Instead, the TruePosition System is designed as an overlay to the existing wireless network, and also does not require construction of a separate terrestrial network.

         The TruePosition System is composed of four main elements, as follows:

         Signal Collection System ("SCS"). The Signal Collection System is a receiver designed specifically for location applications, and its modular architecture supports any traditional cell site configuration. It is typically located at "coverage" cell sites or other sites that provide good signal visibility. The SCS uses wideband digital receivers to receive the reverse control channel transmissions occurring on all wireless phones in the covered area. In most cases, the SCS uses the existing wireless system omni- or sectored- antennae and can employ additional receivers that can be used for voice channel tracking.

         TDOA Location Processor ("TLP"). The TDOA Location Processor is a powerful digital signal processing array designed for high volume location processing. The TLP contains the patented TDOA algorithms for computing position, confidence interval, speed, and direction of travel. The TLP also selectively determines which telephones to locate based upon any number of criteria, including the dialed number (such as "911") or the mobile identification number ("MIN"). For security and network architecture purposes, the TLP is typically co-located with the wireless switch. The TLP uses a distributed, scaleable architecture to fit any wireless market size and is fully redundant.

         Applications Processor ("AP"). The Applications Processor is a high performance database software system that controls the TruePosition network and provides carrier and subscriber access to the location database records. One or more APs may be located anywhere within a carrier's network, and then remotely connected to the TLP. The AP provides full network management, configuration, and control of the TruePosition System, including remote software download to all components. It also provides a variety of secure application interfaces for direct connect or remote dial-in applications. The AP's open architecture is based on a state-of-the-art client/server architecture and is available for custom application development by third parties and the inclusion of value-added applications by TruePosition.

         Network Operations Center ("NOC"). The Network Operations Center provides single-point control of a TruePosition System, using an open object-oriented software architecture and a graphical user interface. It is designed and built for wireless engineers and technicians, and offers complete network configuration and control capability, including status indicators, alarms, system diagnostics and reporting.

         911 Systems. E911 systems were originally designed and constructed to support landline telephones, which are connected via fixed wires back to the telephone company offices, creating a permanent and precise geographical relationship between the telephone and central office. This geographical information is stored by the E911 system in a location database and a related street address database. When a 911 emergency call is received from a landline telephone, the central office passes both the call and the caller's 7-digit telephone number to a 911 switch. The 911 switch uses the phone number to look up the caller's name and billing address and determines the closest public safety answering point ("PSAP") to the caller. At the same time, the street address database identifies phone numbers for the nearest police, fire and medical agencies. This information is simultaneously displayed in text form on the PSAP's screen while the call is being answered.

         Most wireless switches, however, are not currently configured to pass the caller's phone number to the 911 switch - only the voice traffic is passed. Without the caller's phone number and location, the 911 switch cannot perform any intelligent routing, so calls for a large area may instead be routed to one PSAP. Phase I of the Order requires that the PSAP be provided with the caller's cellular telephone number and the identity of the nearest cell site. Compliance with Phase I will require modifications to the wireless carrier's mobile switch and the PSAP itself. The Company believes that there is growing momentum within the E911 community for such modifications. Phase II of the Order requires that the wireless carrier also provide location information to the PSAP. The TruePosition System enables Phase II compliance by determining the caller's latitude/longitude location, and forwarding that information, within seconds and completely transparent to the caller, to the 911 switch for processing by the appropriate PSAP.

         Service Offerings

         The TruePosition System's design is intended to support many value-added end-user applications, other than E911 services. The following is a description of such other applications. The Company believes that these applications will make the TruePosition System more attractive to wireless carriers as the basis for additional sources of revenue.

         Location Sensitive Billing. The TruePosition System can provide a method for implementing location sensitive billing, which is more accurate than currently proposed per-cell-site systems. TruePosition believes that location sensitive billing can be an increasingly important source of revenue for many wireless carriers. The Company believes that the TruePosition System's location sensitive billing application will enable carriers to utilize their excess capacity to offer a single-handset solution for both home and mobile telephony, which could represent an important new revenue opportunity with the enactment of the Telecommunications Act. Location sensitive billing will allow carriers to charge subscribers differing rates for usage based upon their location.

         Vehicle and Fleet Management. The TruePosition System offer customers a low-cost method to address vehicle and fleet management, because it relies on locating existing cellular telephones that are already installed in most fleets. In addition to fleet management, the TruePosition System can be adapted to stolen car retrieval, taxi dispatch, delivery routing, roadside assistance and traffic flow analysis. The TruePosition AP has been designed to support a variety of interfaces that permit end-user applications to access location data in real time. For example, the display graphics could be accessed and viewed via high-speed modems on the Internet, which is already accessible to many consumers and businesses. To allay security concerns, the AP has been designed with appropriate partitions and security mechanisms to prevent unauthorized access of any user's location data.

         Fraud Location and Control. Wireless fraud has become a serious problem that adversely affects the financial performance of wireless carriers. To manage fraud, wireless carriers have waged a technological war against perpetrators with call profiling software, personal identification numbers and radio fingerprinting systems. By linking TruePosition's AP with the wireless carrier's clone detection or call profiler system, a wireless carrier can automatically and immediately begin tracking any phone number identified as a probable clone. The Company believes that the use of the TruePosition System will help a carrier reduce fraud losses by enabling the location and prosecution of the perpetrators.

         RF Optimization. In order to aid wireless carriers in the optimization, maintenance and improvement of their networks, TruePosition has demonstrated a prototype of an RF Optimization Tool add-on to the TruePosition System. The RF Optimization Tool is designed to use the real-time location data generated by the TruePosition System to provide engineers with uplink signal strength and interference data.

         Object and Personal Location. The Company believes that future advances in hardware development and battery life may enable miniature transmitters to be included in overnight packages, shipping crates, trailers or attached to any valuable item. A wireless carrier could then offer delivery tracking using the TruePosition System. Such miniature location transmitters could also be employed as child location devices, in-house detention monitors or in any situation in which determining an individual's location is crucial.

         Competition

         The TruePosition System is one of several known alternatives for locating cellular telephones and wireless transmitters, and there exist several competitors which are developing wireless location products and services utilizing these alternative technologies. Such technologies include use of variations of TDOA, use of the Global Positioning System, measuring signal attenuation and measuring angle of arrival. Although the Company believes that the implementation of TDOA in the TruePosition System provides it with significant advantages over alternative technologies, there can be no assurance that the Company will be able to maintain this advantage with respect to new technologies, or to new implementations of, or improvements in, existing technologies for locating wireless transmitters.

         TDOA. Although TruePosition holds two patents for the use of TDOA technologies for the location of wireless telephones and other transmitters, several companies are developing wireless location systems using variations of TDOA. The Company believes that its patents present a significant barrier to the introduction of non-infringing uses of TDOA in wireless telephone location.

         Global Positioning System ("GPS"). Use of GPS involves establishing a caller's location by a timing and distance calculation, called triangulation, between the caller's GPS receiver and a minimum of 3 of the 24 GPS satellites. The Company believes that the use of GPS has two disadvantages when compared with the TruePosition System. First, GPS requires alteration of the telephone handset to accommodate a GPS receiver. TruePosition believes that any method requiring alteration of the telephone handset would be prohibitively expensive, due to the large installed base of approximately 56 million cellular telephones in the U.S. Second, GPS requires direct line of sight between the GPS receiver, in this case in the telephone handset, and 3 of the 24 GPS satellites. Therefore, the Company believes that a GPS based wireless location system would not be universally available within a cellular network, for example in buildings, in tunnels or wherever there exists an obstruction between the telephone and the satellites. The TruePosition System, on the other hand, is developed to function wherever a caller can receive a cellular signal.

         Signal Attenuation Method. The signal attenuation method involves estimating distance, and therefore, location, based on the principal that the transmitted power of a cellular telephone signal attenuates over distance. If the transmitted power of the cellular phone is known, and the power is measured at another point, the distance can be estimated using one of several propagation methods. The Company believes that this technique is generally less accurate than the TruePosition System for several reasons. First, discovering transmitted power levels is a burden that is complicated by cell site sectoring, antennae down-tilting and continuous wireless system tuning. In addition, signals attenuate for reasons other than distance traveled, such as atmospheric conditions and passage through walls and other objects.

         Angle of Arrival Method. The angle of arrival method relies on equipping cell sites with a complex antenna array that is capable of determining the angle (relative to the cell site) from which a cellular signal originated. The location of the cellular telephone can then be estimated by triangulating the data from several cell sites, each determining their respective angles of arrival. The Company believes that angle of arrival systems will be more expensive and suffer from possible zoning and regulatory implications of adding additional complex antenna arrays to existing cell sites. In addition, the Company believes that the angle of arrival method is less successful in determining position as a caller moves from cell to cell and the call is handed off from channel to channel.

         Government Regulation

         TruePosition does not require licensing from the FCC or other federal, state or local authorities. However, the provision of E911 services is subject to regulation at federal, state and local levels in the United States. While the regulatory environment of the E911 community currently does not impose direct obligations upon TruePosition, it does affect the market available for the TruePosition System with regard to E911 services.

         Federal Regulation. On June 12, 1996, the FCC issued the Order which requires Commercial Mobile Radio Service providers of real time voice services to offer E911 access and services to mobile radio callers. On December 1, 1997, the FCC adopted a Memorandum Opinion and Order ("MO&O") that modified certain rules adopted in the Order and reaffirmed the E911 implementation schedule. These orders collectively mandate the implementation of E911 in two phases:

         Phase 1 must be implemented by April 1, 1998, and requires wireless carriers to provide a wireless caller's Automatic Number Identification ("ANI") and Pseudo-ANI ("PANI") to a requesting E911 PSAP. The caller's ANI is the call-back number for the phone, which is generally the Mobile Identification Number ("MIN") of the mobile phone. The PANI is a unique number that represents the cell-site and sector from which the wireless caller originated.

         Phase 2 must be implemented by October 1, 2001, and requires wireless carriers to provide the location of the wireless E911 caller in two dimensions (latitude and longitude, but not altitude) to a requesting PSAP in addition to the Phase 1 requirements. The location must be accurate to within 125 meters (410 feet) Root Mean Square ("RMS"). RMS is a standard scientific and statistical measurement in which any error in the location estimates are first squared, then an average of the squared numbers is calculated, and the square root of the average is then determined. Typically, the RMS accuracy measurement of a Phase 2 location system will mean that between 63% and 75% of the locations will be within 125 meters radial error of the caller's actual location.

         The FCC rules are applicable to wireless carriers upon two conditions:
(i) a carrier must receive a request for E911 from a PSAP capable of receiving and utilizing the relevant data, and (ii) a state or local cost recovery mechanism must be in place to compensate the wireless carrier for the cost of implementing the Phase 1 and 2 requirements. The Company believes that there is significant momentum within the E911 community to request full compliance with the provisions of the Order by the wireless carriers. Cost recovery mechanisms are generally regulated by state and local governments.


         Recently, the FCC received two petitions for reconsideration and/or clarification of the rules adopted in the MO&O. Specifically, CTIA requested that, among other things, the FCC clarify the Phase 2 implementation schedule for handset-based mobile phone location technologies such as GPS. In addition, CTIA and a cellular carrier urged the FCC to condition the provision of E911 services on a state-by-state basis upon each state's adoption of wireless carrier liability protections. The outcome of these proceedings cannot be determined at this time, however, such outcome may affect TruePosition's ability to market its E911 services.

         State Regulation. E911 services are regulated to varying degrees on a state-by-state basis. In general, guidelines for implementation and funding mechanisms are issued at a state level, but then implemented at a local level. The local level may be a region, single or multiple counties, or a city or community. The guidelines at the state level generally govern items such as (i) service levels to be provided to the public, (ii) deadlines by which systems must be implemented, (iii) responsibility and liability of the parties providing 911 service, (iv) treatment of privacy issues in the creation and provision of information, (v) funding mechanisms, and (vi) monitoring mechanisms.

         The majority of states with funding mechanisms raise revenue to pay for E911 systems through a charge to wireline telephone bills. The Company believes that current legislative trends indicate that states will permit wireless carriers to charge a fee for E911 location services on its bill, just as wireline carriers charge an E911 access charge to their subscribers. The Company believes that over half of all states have enacted or introduced such legislation. Across the country charges or proposed charges for wireless E911 range from approximately $.20 per month per telephone line to almost $2.50 per month per telephone line. The most common range for charges is $.75 to $1.25 per month per telephone line.

TruePosition also owns a 12.7% equity interest in Teletrac, Inc.
("Teletrac"), consisting of a combination of common stock and preferred stock, for which TruePosition paid in the aggregate $6 million. Teletrac is in the business of providing location and messaging services primarily for vehicle and fleet management. Its technology differs from that of TruePosition in that it requires the installation of dedicated equipment in the vehicle to be located, and operates in a band which requires Teletrac to have a specific license for location services from the FCC. TruePosition, on the other hand, is designed to operate on mobile telephone systems already licensed by the FCC.

Mexican Cellular Telephone System

         As of December 31, 1997, the Company, through a wholly owned subsidiary, Associated Communications of Mexico, Inc. ("ACM"), owned 23.6% of the capital stock of Grupo Portatel, S.A. de C.V. ("Grupo"), a Mexican corporation of which Portatel del Sureste, S.A. de C.V. ("Portatel") is a wholly owned subsidiary. Portatel is licensed to provide cellular telephone services covering Region 8 of Mexico. In June 1994, the Company entered into an Association in Participation ("AP Agreement") and a related Joint Venture Agreement (together, the "Grupo Documents") with a United States corporation (the "Grupo Shareholder") and a Mexican national with, at December 31, 1997,

14.8% and 1.3% equity interests in Grupo, respectively. Through the AP Agreement, the Mexican national, acting as the Active Partner (as defined in the AP Agreement), held a 31.9% equity interest in Grupo as of December 31, 1997. ACM and the Grupo Shareholder are Silent Partners as defined in the AP Agreement. The Grupo Documents provide for the allocation to the parties to the Grupo

Documents, at a given ratio, of proceeds received from distributions made by Grupo to its stockholders or from the sale of shares held pursuant to the AP Agreement, after adjustment to such proceeds for income tax liabilities and payment of capital advanced by ACM and the Grupo Shareholder and related investment fees thereon (the "Distribution of Proceeds Provision"). In the event that the Active Partner, after consultation with the Silent Partners, votes against the express will of the Silent Partners, then the Active Partner's proceeds from the sale of Grupo will be reduced by 50% in accordance with the Distribution of Proceeds Provision. Additionally, the Grupo Documents provide that in the event of a change in Mexican law which would allow for the Silent Partners to hold direct ownership in Grupo without any percentage limitation, then, at the option of the Silent Partners, the Silent Partners may cause the AP Agreement to be dissolved, and the Silent Partners' ownership increase in Grupo will be determined based upon an allocation methodology consistent with the Distribution of Proceeds Provision. As a result of a change in Mexican law after the execution of the AP and Joint Venture Agreements, the Silent Partners have the ability to increase their direct percentage ownership in Grupo without any percentage limitation, subject to certain Mexican regulatory approvals which are routine in nature, and thus are entitled at their option to cause the AP Agreement to be dissolved.

         ACM and the Grupo Shareholder have contributed their respective voting interests in Grupo and the AP Agreement to a joint venture limited liability company, known as Grupo Holdings, L.L.C. ("Grupo Holdings"). ACM and the Grupo Shareholder are the only members of Grupo Holdings, in which ACM has a 61.6% controlling equity interest.

         Grupo, Portatel, and certain shareholders of Grupo (including ACM), are parties to a Contribution Agreement, dated as of January 31, 1996 (the "Contribution Agreement"), with a vendor of Portatel which had guaranteed certain debt payments of Portatel under various credit facilities (the "Guarantor"). Pursuant to the Contribution Agreement, on October 21, 1997, approximately $14.7 million of Portatel's debt, which was paid by the Guarantor on Portatel's behalf to Portatel's lenders, was converted into an approximate 21.7% equity interest in Grupo, thereby diluting ACM's direct ownership of Grupo from 30.2% to 23.6%. The Guarantor continues to guarantee the remaining debt of Portatel of approximately $8.3 million, secured by an approximate 31% equity interest in Portatel.

         After the closing under the Contribution Agreement, excluding the effect of the AP Agreement, Grupo Holdings has a direct 38.4% voting equity interest in Grupo. Through the AP Agreement and control of Grupo
Holdings, ACM has sufficient control over the assets of Grupo such that the Company consolidated the financial statements of Grupo effective January 1, 1996. See Note 2 to the Company's financial statements included in Item 14 of this Annual Report on Form 10-K.

         A subsidiary of Telefonos de Mexico, S.A. de C.V. ("RadioMovil") holds the "B" band license to provide nationwide cellular service in Mexico. The Company believes that Portatel competes effectively with RadioMovil, however, competition has been intense and there can be no assurance that Portatel will continue to be able to compete effectively. The Mexican governmental regulatory authority ("SCT") regulates the tariffs of cellular service providers in Mexico and service rate increases may be implemented with SCT approval.

         Portatel has been significantly affected by the decline in the state of the Mexican economy, which began in late 1994 as a result of the devaluation of the Mexican new peso. Resulting high inflation rates have continued into 1997 and have impacted Portatel's revenues, financing and procurement. The Company's operating results with respect to its investment in Grupo will continue to be subject to fluctuations in the peso's exchange rate and inflation in the Mexican economy. One potential impact on the Company is the possibility of an increase in cash outlays to Grupo, the extent of which is not readily determinable.

Marketable Equity Securities

         As of March 25, 1998, the Company's portfolio of marketable equity securities (the "Portfolio Securities"), with a market value of approximately $1 Billion, includes 9,111,202 shares of Tele-Communications, Inc. ("TCI") Series
A TCI Group common stock, 7,123,167 shares of Tele-Communications, Inc. Series B TCI Group common stock, 8,180,955 shares of Tele-Communications, Inc. Series A Liberty Media ("Liberty") Group common stock, 2,651,944 shares of Tele-Communications, Inc. Series B Liberty Media Group common stock, 6,737,548 shares of Tele-Communications, Inc. Series A TCI Ventures ("Ventures") Group common stock, 1,247,997 shares of TCI Satellite Entertainment, Inc. ("TCI Satellite") Class A Common Stock and 707,185 shares of TCI Satellite Entertainment, Inc. Class B common Stock, as well as other securities. Tele-Communications, Inc. is a reporting person under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and files periodic reports under the Exchange Act.

         Holdings in TCI, Liberty and Ventures account for over 98% of the value of the Company's portfolio of marketable equity securities at March 25, 1998. TCI is principally engaged in the development and operation of cable television systems and is one of the nation's largest cable television companies in terms of subscribers. Liberty is the cable television programming "tracking" stock of TCI. Ventures consists of TCI's principal international assets and substantially all of its non-cable and non-programming domestic assets, including its telephony businesses and its 39% equity interest in a high-speed multimedia Internet service provider, At Home Corporation, and also including its interest in Teleport Communications Group, Inc., which has recently announced its proposed merger with AT&T. Upon conclusion of the AT&T - Teleport merger, which is subject to regulatory approval, Ventures would hold approximately 49.95 million shares of AT&T common stock.

         On September 10, 1997, TCI concluded an exchange offering (the "Exchange Offering") whereby it offered to exchange shares of Series A TCI Ventures Group common stock and Series B TCI Ventures Group common stock for shares of Series A TCI Group common stock and Series B TCI Group common stock, respectively, on a one-to-one ratio. Pursuant to the terms of the Exchange Offering, the Company tendered 3,368,774 shares of Series A TCI Group common stock for a like number of shares of Series A TCI Ventures Group common stock. On January 8, 1998, the TCI Board of Directors declared a two-for-one stock split, effected in the form of a stock dividend, of the Series A TCI Ventures Group common stock with the result that the Company now owns 6,737,548 shares of Series A TCI Ventures Group common stock. Based on the number of outstanding TCI and Liberty shares as of January 30, 1998 reported in TCI's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, the Company's TCI, Liberty and Ventures holdings represent approximately 9.24%, 5.41% and .95% of the outstanding voting power of TCI, Liberty and Ventures, respectively.

         The Company utilizes the Portfolio Securities as a source of funds for operations and development of its various businesses. In this regard, in order to provide TruePosition and MSI with an assured source of capital for their respective development programs, in 1996 the Company and its wholly-owned subsidiary which holds the Portfolio Securities ("Portfolio Sub") entered into an agreement with TruePosition and MSI whereby the Company committed to contribute to them as working capital during 1996 and 1997 specified minimum annual amounts. In turn, Portfolio Sub agreed to obtain through borrowings or other sources of funds and to distribute to the Company the cash amounts necessary for the Company to meet such capital contribution commitments to TruePosition and MSI, as well as certain additional specified minimum quarterly cash amounts during 1996 and 1997 to fund the Company's operating cash requirements during those years. In addition, the Company adopted a policy of disposing of a portion of the Portfolio Securities from time to time, to the extent net operating loss carryforwards are available to offset tax liabilities resulting from such dispositions and otherwise as deemed appropriate by the Company, to fund the development and commercialization of its wireless communications technologies and to make acquisitions of operating companies. Consistent with this policy, in 1996 the Company sold certain of its marketable securities for pretax proceeds of approximately $3,414,000 at a gain of $3,398,000, and in 1997 for pretax proceeds of approximately $2,512,000 at a gain of $2,485,000. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources."

Radio Broadcasting

         The Company owns and operates WSTV-AM and WRKY-FM in Steubenville, Ohio and WOMP-AM/FM located in Bellaire, Ohio, which serves Bellaire and the adjacent Wheeling, West Virginia markets. Since the Bellaire and Wheeling markets are adjacent to the Steubenville market, the radio operations share certain services. Additionally, the Company owns and operates WLYR-FM located in Delaware, Ohio, serving the Delaware/Columbus markets. The Company's radio stations are authorized to operate 24 hours a day.

         The following table sets forth certain information concerning the broadcasting stations:


                                                                   Stations in
Market               Station   License            Format           Market (AM &
                               Expires                             FM Combined)

Steubenville, OH     WSTV-AM   10/1/04   News-Talk-Sports               5
                     WRKY-FM   10/1/04   Country

Bellaire, OH and     WOMP-AM   10/1/04   News-Talk-Sports               12
Wheeling, WV         WOMP-FM   10/1/04   Bright Adult Contemporary
                                         Soft Adult Contemporary
Delaware and
Columbus, OH         WLYR-FM   10/1/04                                  30

         The Company's radio broadcasting stations are subject to the regulations and licensing requirements of the FCC. The FCC is authorized to issue, revoke and modify broadcasting licenses, determine station frequencies, areas to be served and power to be used, and to impose penalties for noncompliance with its regulations. Pursuant to the Telecommunications Act, radio broadcast licenses may be granted by the FCC for a maximum period of eight years, and, upon application, may be renewed for successive eight year periods. Each of the radio broadcast licenses listed above have been renewed under the Telecommunications Act for such eight year periods.

Personal Communications Services

         The Company has a 75% interest in a general partnership which holds a 4.42% interest in Omnipoint Communications, Inc. ("OCI"), a subsidiary of Omnipoint Corporation ("Omnipoint Parent"). OCI was awarded one of three pioneer's preferences by the FCC to receive a license to construct and operate a broadband PCS system. The license received by OCI covers the New York Major Trading Area ("MTA"), a region with a population of approximately 27 million, including New York City. Omnipoint Parent is traded on The Nasdaq Stock Market under the symbol "OMPT." As of March 25, 1998, Omnipoint Parent had an aggregate market capitalization of approximately $1.4 billion.


Other Wireless Communications Businesses

         The Company owns a digital wireless communications network in the Los Angeles, California market. The microwave network operates as a Competitive Access Provider ("CAP") of local exchange service to interexchange carriers and private users, who transmit voice and data through the network. The Company maintains two international teleport earth stations in Los Angeles to market satellite-based voice, data and video traffic between the western United States and Mexico and the Pacific Rim. On November 6, 1997, the Company entered into an agreement with Teligent, pursuant to which the Company agreed to transfer all the assets and liabilities of the CAP, including the earth stations, to Teligent (the "CAP Contribution") and, in consideration of such agreement, MSI received on the date of the execution of the agreement an additional equity interest in Teligent. Completion of the CAP Contribution is subject only to certain routine regulatory approvals. Pending completion of the CAP Contribution, Teligent has leased the CAP assets from the

Company in order to provide services to its customers in the Los Angeles, California market.

Retail Art Gallery

         Associated American Artists ("AAA") is an art gallery owned by the Company which sells original prints, drawings, oil paintings, sculptures and related works of art, located at Twenty West 57th Street in New York City. The gallery's extensive inventory has been acquired directly from artists, as well as from dealers, collectors and estates of artists. The gallery also holds inventory for sale on consignment. The need to maintain a broad selection of works requires a large inventory investment in relation to sales volume. AAA competes with other galleries in the United States and recently introduced a website on the Internet to market its monthly exhibitions and other works as a "virtual gallery" (www.aaartists.com). AAA presents, almost monthly, exhibitions of outstanding artists from Old Masters to Contemporary Masters, and loans works for exhibitions to major museums, universities, libraries and other institutions around the country.

Industry Segments

         Financial information by industry segment is included in Note 17 to the Company's financial statements included in Item 14 elsewhere in this Annual Report on Form 10-K.

Regulatory Environment

         The Company's indirect interest in the Portfolio Securities has historically constituted, and currently constitutes, a significant portion of the total value of its assets, and accordingly, depending on the value and nature of the Company's other assets and businesses, and on other factors, the Company could in certain circumstances be considered to be engaged in the business of holding or owning investment securities within the meaning of the Investment Company Act of 1940, as amended (the "1940 Act"), potentially subjecting the Company to regulation as an investment company by the Securities and Exchange Commission (the "SEC") and potentially significantly and adversely affecting its activities. Based upon the value of such other assets and businesses and the nature of the Company's activities, the Company believes that it is not required to register as an investment company. However, the Company's ability to continue not being subject to such regulation is subject to various factors, some of which may be outside the Company's control. These factors include, among others, whether the Company's businesses continue to develop favorably, the terms and extent of the Company's ownership interest in Teligent, whether the Company makes additional acquisitions, whether the Portfolio Securities increase or decrease in value and the rate at which the Company borrows against or disposes of Portfolio Securities in order to finance its developing businesses and acquisitions. No assurance can be given that the Company will not at some point in the future be required to register as an investment company or business development company under the 1940 Act.

Employees

        As of March 25, 1998, the Company had a total of 761 employees, 43 of which are employed by TruePosition, 474 of which are employed by Teligent, and

153 of which are employed by Grupo.

ITEM 2.  PROPERTIES

         The Company owns its principal executive office in Pittsburgh, Pennsylvania. Additional executive offices are leased in New York, New York, Bala Cynwyd, Pennsylvania, Tampa, Florida and Wilmington, Delaware. In addition, TruePosition leases office space in Wayne, Pennsylvania and Vienna, Virginia. Teligent leases office space primarily in Vienna, Virginia and leases transmitter and antenna sites and office space in certain of its licensed areas. Grupo leases sales and administrative offices as well as certain transmitter and antenna sites throughout its cellular service area in Mexico. The Company's radio broadcast operations maintain administrative offices, studios, transmitter and antenna sites, located in Bellaire, Columbus and Steubenville, Ohio, which are either owned or leased. The Company's wireless communications business leases administrative offices, transmitter and antenna sites in and around Los Angeles, California. The Company's New York City art gallery leases sales and administrative offices.

         See Note 12 to the Company's financial statements included in Item 14 elsewhere in this Annual Report on Form 10-K for additional information regarding future minimum lease commitments.

         The Company's management believes that its properties are adequate for the existing business conditions and are in adequate operating condition.
ITEM 3.  LEGAL PROCEEDINGS

         For a description of certain license and regulatory proceedings relating to Teligent, see "Business -- Teligent Government Regulation." The Company is not currently a party to any legal proceedings, which, individually or in the aggregate, the Company believes will have a material adverse effect on the Company's financial condition or results of operations.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Class A Common Stock (symbol: AGRPA) and Class B Common Stock (symbol: AGRPB) are traded on The Nasdaq Stock MarketSM. The table below sets forth the quarterly high and low sales quotations for the Class A Common Stock and the Class B Common Stock for each quarter since January 1, 1996, compiled from information supplied by Nasdaq(R). Historical prices have been restated to reflect the Company's two-for-one stock split declared in October 1997. All prices represent inter-dealer quotations without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

                                Class A                   Class B
                            High      Low             High       Low
                            ----      ---             ----       ---
1996:
First Quarter.........    $10.50    $ 8.88          $10.38     $ 9.00
Second Quarter........     17.38      9.50           17.13       9.38
Third Quarter.........     17.00     11.13           16.50      11.13
Fourth Quarter........     16.75     13.75           16.75      13.63

1997:
First Quarter.........    $23.75    $14.50          $23.25     $14.13
Second Quarter........     21.88     16.38           21.00      15.63
Third Quarter.........     40.75     19.13           39.50      18.63
Fourth Quarter........     42.63     27.00           40.12      26.50

         On March 25, 1998, the Company's Class A Common Stock and Class B Common Stock were held by approximately 454 and 429 stockholders of record, respectively, which numbers do not include stockholders who beneficially own shares held in street name by brokers.

         The Company does not anticipate the payment of cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected historical financial data of the Company for each of the past five years. The financial data is on a consolidated basis for the periods subsequent to the Spin-Off in December 1994 and on a combined basis for the periods prior to the Spin-Off. Combined financial data for 1994 and 1993 includes the accounts of the Company, certain of its subsidiaries, and certain other assets and liabilities of ACC, all transferred to the Company prior to the Spin-Off. The table should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of the Company and notes thereto, referred to in Item 8. All historical per share data and average shares outstanding have been restated to reflect the Company's two-for-one stock split declared in October 1997.


                                                                          Year ended December 31
                                              1997 (A)          1996 (A)             1995            1994             1993
                                           ------------ --- ------------- --- ------------ --- ----------- ---- ----------- ----
                                                                 (In Thousands Except Per Share Amounts)
Statement of Operations Data
  Revenues                               $  25,835            $  20,864       $    4,272      $    4,664        $   6,075
  Cost and expenses                        179,797  (B)          53,533  (B)      20,938          17,555 (C)       10,360
  Operating loss                          (153,902)             (32,669)         (16,666)        (12,891)          (4,285)
  Equity in loss of affiliates                --                 (2,119)          (2,912)         (2,957)          (1,239)
  Other income (expense)                    88,407  (D)(E)        9,256  (D)(E)     (458)          3,599 (D)        3,215
  Loss before cumulative effect of
     accounting change for income taxes    (65,495)             (17,196)         (13,213)         (9,436)          (1,971)
  Cumulative effect of accounting
     change for income taxes                  --                   --               --              --                883 (F)
  Net loss                               $ (51,665)            $(17,196)        $(13,213)       $ (9,436)        $ (1,088)

  Loss per share before cumulative
     effect of
     accounting change for income taxes     $(1.38)               $(.46)           $(.35)          $(.25)           $(.05)

  Loss per share                            $(1.38)               $(.46)           $(.35)          $(.25)           $(.03)

   Average shares outstanding               35,573               37,548           37,532          37,532           37,532

Balance Sheet Data
  Total assets                          $1,503,122            $ 518,934         $574,471        $478,555         $653,282
  Working capital (deficit)                326,653              (96,274)         (34,385)        (15,986)           3,899
  Long-term debt                           306,244                8,326             --               --               --


(A)--Reflects consolidation of Grupo Portatel, S.A. de C.V. and subsidiaries as of January 1, 1996.
(B)--Includes $84,042,000 and $2,778,000 of non-cash expense for stock-based compensation in 1997 and 1996, respectively.
(C)--Includes $4,026,000 in net transaction expenses relating to the Spin-Off.
(D)--Includes $2,485,000, $3,398,000 and $2,831,000 gain on sale of marketable equity securities in 1997, 1996 and 1994, respectively.
(E)--Includes $80,621,000 and $7,893,000 for minority interests in the net loss of consolidated subsidiaries in 1997 and 1996, respectively. 1997 also includes $12,177,000 gain on the sale of a wireless communications investment.
(F)--Reflects the adoption as of January 1, 1993 of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Except for any historical information contained herein, the matters discussed in this Annual Report on Form 10-K contain certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to economic, key employee, competitive, governmental and technological factors affecting the Company's growth, operations, markets, products, services, licenses and other factors discussed in the Company's other filings with the Securities and Exchange Commission. These factors may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

         As discussed in Notes 1 and 2 to the financial statements of the Company, included elsewhere in this Annual Report, as of January 1, 1996 the Company began consolidating the financial statements of Grupo, an investment which was previously accounted for under the equity method. As a result of the consolidation of Grupo, and the formation of Grupo Holdings, equity in loss of affiliates in the 1997 and 1996 periods no longer reflect Grupo, and the Company's minority interests at December 31, 1997 and 1996 include third-party ownership interests for Grupo and Grupo Holdings.

Liquidity and Capital Resources

         Corporate

         The Company has funded significant start-up operating and capital costs for its wireless communications related businesses and interests, primarily Teligent and TruePosition, during 1997 and 1996. Except with regard to Teligent, the Company expects to continue to incur substantial costs developing these businesses and technologies. Currently, the Company's cash requirements (other than those of Teligent) are being met by margin loan facilities with three brokerage firms and a $19 million bank demand loan. The Company's margin loan facilities are secured by shares of Series A TCI Group common stock and Series A TCI Ventures Group common stock. Borrowings under one of the margin loan facilities are limited to 65% of the market value of the pledged stock, up to a maximum of $200,000,000. Borrowings under the other two brokerage margin loan facilities are limited to 50% of the market value of the pledged stock. Borrowings under the three margin loan facilities bear interest at variable rates based upon the broker call rate or the Fed Funds rate plus an applicable margin, as offered by the brokerage firm at the time of borrowing. As of December 31, 1997, the weighted average interest rate under the margin loan facilities and the $19 million bank demand loan was approximately 6.4%.

         As of March 25, 1998, based on (a) the market value of the 9,511,202 and 6,737,548 shares of Series A TCI Group common stock and Series A TCI Ventures Group common stock, respectively, pledged in the aggregate and (b) aggregate outstanding short-term obligations under these credit facilities of approximately $118,460,000, the Company's unused borrowing capacity is approximately $131,380,000. A significant portion of the Company's assets are liquid, and can be pledged as security for added borrowing capacity. Given the market value of the remaining shares of the Portfolio Securities that can be pledged as additional security, the Company's borrowing facilities may provide for maximum aggregate unused borrowings of approximately $446,559,000 as of March 25, 1998. The Company's ability to meet cash needs in the near term for future development depends in large part on the value of the marketable equity securities. The Company periodically evaluates its financial position and alternative financing arrangements.

         In August 1997, the Company sold its ownership interest in Corporacion Mobilcom, S.A. de C.V. ("Mobilcom") to Nextel Communications, Inc. ("Nextel") for proceeds of approximately $21,371,000, and has recognized a pretax gain on the sale of approximately $12,177,000. Also in 1997, the Company sold certain marketable equity securities for $2,512,000, and has recognized a pretax gain on the sale of approximately $2,485,000. The Company used the proceeds from these investment sales for working capital and to fund the development of its wireless communications businesses.

         Teligent

         On November 7, 1997, using the proceeds from contributions from its members, Teligent L.L.C., the predecessor to Teligent, paid off and terminated its $50,000,000 secured bank revolving credit facility which was previously used to meet the cash needs of Teligent L.L.C. Borrowings under this credit facility bore interest at variable rates based upon the LIBOR rate, prime rate or the Fed Funds rate, plus an applicable margin, as offered by the bank.

         In November 1997, Teligent received net proceeds of cash contributions totaling $99.0 million from NTT pursuant to a Securities Purchase Agreement, and Teligent received an additional $414.3 million of net proceeds from the issuance of $300 million 11 1/2 % Senior Notes due 2007 (the "Notes"), and an initial public offering of 6,325,000 of Class A Common Stock offered at $21.50 per share. Teligent used $93.9 million of the net proceeds from the Notes to purchase a portfolio of U.S. Treasury Securities, pledged as collateral for the payment of interest on the Notes through December 1, 2000.

         Teligent has entered into a Network Products Purchase Agreement with Nortel for the purchase of certain telecommunications system equipment, software and services (collectively, the "Deliverables"). Teligent has also entered into a commitment letter with Nortel that expires on May 31, 1998, setting forth the anticipated terms and conditions under which Nortel will provide loans in an aggregate amount of up to $780 million which will be used to finance the purchase of the Deliverables and provide working capital. Teligent is currently negotiating a new credit facility (the "Credit Facility") with which it will finance all purchases made under the Network Products Purchase Agreement. The purchase and sale of certain Deliverables from Nortel has commenced in advance of the signing of this agreement, however, Teligent's obligations under the Network Products Purchase Agreement are conditioned upon securing financing.

         In October 1997, Teligent consummated its acquisition of FirstMark, whereby it acquired all of the capital stock of FirstMark, which holds additional FCC authorizations and licenses, for an aggregate purchase price (before related expenses) of approximately $42 million, which consisted of $10.5 million and a 5% member interest in Teligent, L.L.C (which such member interest was subsequently converted to 1,831,410 shares of Teligent Class A Common

Stock). Teligent may, when and if the opportunity arises, acquire other spectrum rights or related businesses, incur expenses in the development of new technologies and expand its fixed wireless broadband services into new market areas.

         On February 20, 1998, Teligent completed an offering (the "Discount Notes Offering") of $440 million in principal amount of its 11 1/2% Senior Discount Notes due 2008 (the "Discount Notes"). The Discount Notes carry zero-coupon interest until March 1, 2003, after which the Discount Notes pay interest at 11 1/2% per annum payable March 1 and September 1, through March 1, 2008. Teligent received approximately $243.1 million net proceeds from the Discount Notes Offering, after deductions for offering expenses of approximately $7.6 million.

         The development of Teligent's business and deployment of its services and systems will require significant capital to fund capital expenditures, working capital, debt service and operating losses. Teligent currently forecasts that its capital requirements from March 5, 1996 (inception) through December 2000 will be approximately $1 billion. Based on Teligent's current business plan, Teligent anticipates its existing cash balances and restricted funds, together with the Credit Facility and proceeds from the Discount Notes Offering, will be sufficient to fund Teligent's capital requirements through December 2000. Actual capital requirements may vary based upon the timing and success of the Company's roll-out. If demand for Teligent's services is lower than expected, it expects to be able to reduce demand-driven capital expenditures. If Teligent accelerates implementation of its network roll-out, it may be required to obtain additional financing earlier than anticipated.

         Teligent expects that its capital requirements after December 2000 will require it to obtain additional financing, which may include commercial bank borrowings, additional vendor financing or the sale or issuance of equity and debt securities either through one or more offerings or to one or more strategic investors. There can be no assurance that Teligent will be successful in raising sufficient additional capital at all or on terms acceptable to Teligent.

         Grupo Portatel

         Portatel has long-term debt obligations under various credit facilities with a U.S. bank and various related parties (the "Portatel Credit Agreements"). Such long-term obligations are denominated in U.S. dollars and were incurred for working capital, including the purchase and construction of cellular telephone infrastructure equipment. The outstanding debt under the Portatel Credit Agreements is guaranteed by a cellular equipment vendor of Portatel (the "Guarantor"). During 1995 and January 1996, Portatel failed to meet a portion of its debt obligations under such credit facilities. Accordingly, payments were made by the Guarantor to Portatel's lenders on Portatel's behalf. As a result of Portatel's failure to make such payments, the Guarantor had the right to require Grupo to transfer to the Guarantor 40% of the stock of Portatel held in trust as collateral for such guarantee, but did not exercise its right to acquire such shares. Grupo, Portatel and certain shareholders of Grupo (including the Company) entered into a Contribution Agreement with the Guarantor, effective January 31, 1996, to convert the payments made by the Guarantor in 1995 and

January 1996 on behalf of Portatel into capital stock of Grupo. Closing under the Contribution Agreement occurred in 1997, pursuant to which the $15,069,000 due to the Guarantor was converted into equity in Grupo. The Guarantor continues to guarantee the remaining debt of Portatel of approximately $8.3 million at December 31, 1997, secured by an approximate 30.7% equity interest in Portatel.

         Grupo and Portatel have no external available lines of credit as of December 31, 1997. The Company may be required to meet additional capital requirements with respect to its ownership interest in Grupo, and is committed to making additional loans to the Grupo stockholder who is a Mexican national and a party to the AP Agreement for a portion of any such capital requirements with respect to his ownership interest.



         Historical Cash Flows

         In 1997, 1996 and 1995, the Company's operations used cash of $46,005,000, $25,803,000, and $16,319,000, respectively. The increase in cash used in operations of $9,484,000 from 1995 to 1996, and $20,202,000 from 1996 to
1997 was due primarily to Teligent and TruePosition start-up expenses.

         In 1997, 1996 and 1995, the Company used cash of $103,847,000,
$20,552,000, and $3,052,000, respectively, in investing activities. The increase from 1996 to 1997 in cash used in investing activities of $83,295,000 is primarily the result of the funding of $93,907,000 to a restricted account of Teligent in order to provide for the payment of interest on its outstanding long-term obligations, $16,043,000 for capital expenditures, and $11,116,000 of cash used for the acquisition of and investment in wireless communications businesses (principally the FirstMark acquisition). These cash outlays were offset in part by $23,883,000 of proceeds received in 1997 from the sale of Mobilcom and marketable equity securities. The increase in cash used in investing activities from 1995 to 1996 of $17,500,000 was primarily due to 1996 cash outlays of $2,639,000 for the acquisition of a radio broadcasting station, $5,533,000 invested in Teletrac, an $11,117,000 increase in notes receivable from related parties (including the $8,250,000 advance made to the Teligent Executive described in Note 6 to the financial statements included elsewhere in this Annual Report), and $4,435,000 in capital expenditures. These cash outlays were partially offset by proceeds of $3,414,000 from the sale of marketable equity securities in the 1996 period.

         In 1997, 1996 and 1995, the Company's financing activities provided net cash of $573,107,000, $48,678,000 and $18,470,000, respectively. The increase from 1996 to 1997 is primarily due to proceeds from Teligent's $300 million debt offering, the Teligent equity offering, and other shareholder investments in Teligent.

Increases in net cash from financing activities from 1995 to 1996 related primarily to higher short-term borrowings to finance the investing and operating activities described above.

Operating Results


         Wireless Communications

         Revenues from wireless communication services were $21,985,000, $17,435,000, and $1,884,000 in 1997, 1996, and 1995, respectively. Cost of wireless communications services were $13,672,000, $10,137,000 and $778,000 in 1997, 1996, and 1995, respectively. In 1997, increases in wireless communications revenues and costs are primarily attributable to results of Grupo, whose revenue increased primarily as a result of an increase in cellular subscribers. Teligent, which is currently in the development stage, provided only a limited amount of revenue and cost of services in 1997 and 1996. The majority of the increases in both revenues and costs from 1995 to 1996 was attributable to the consolidation of Grupo. Direct research and development expenses were $7,401,000, $7,562,000, and $7,361,000 in 1997, 1996, and 1995,
primarily for expenditures for TruePosition.

         Radio Broadcasting

         Revenues from radio broadcasting were $3,087,000, $2,688,000, and $1,854,000 in 1997, 1996, and 1995, respectively. Cost of radio broadcasting was $843,000, $698,000, and $599,000, and gross margins were 73%, 74%, and 68% in
1997, 1996, and 1995, respectively. The increases in revenues and costs in each of the past two years are principally the result of the acquisition of WLYR-FM in the second quarter of 1996. The lower margin in 1995 was the result of expenses related to programming changes at the Company's radio stations in that year.

         General

         Sales, general and administrative expenses were $61,446,000, $26,714,000, and $10,466,000 in 1997, 1996, and 1995, respectively. The increase in 1997 of $34,732,000 over 1996 is primarily for expenses of Teligent, including payroll and consulting costs incurred for the development of its business. The increase from 1995 to 1996 of $16,248,000 was the result of the consolidation of Grupo, as well as expenditures for Teligent.

         Non-cash stock-based compensation expense of $84,042,000 and $2,778,000 has been recognized in 1997 and 1996, respectively, in connection with Teligent equity awards issued to its employees and directors. The increase in 1997 is primarily the result of the increase in the fair value of Teligent, granting of additional awards, and additional vesting of the awards. These awards were considered to be variable awards due to certain provisions thereof, and therefore gave rise to compensation expense. At the time of the Teligent IPO, the awards were converted into stock options of Teligent having the same vesting schedule, vesting rights and term as the original awards. This conversion created a measurement date whereby the variable awards were converted to non-variable stock options. The intrinsic value of unvested awards at the time of conversion to stock options was $186.3 million, of which $86.8 million was expensed in the aggregate in 1997 and 1996 and therefore up to $99.5 million (subject to forfeitures) will be expensed ratably through 2002.

         Depreciation and amortization expense in 1997, 1996, and 1995 was $11,726,000, $5,056,000, and $1,302,000, respectively. Expense in the 1997 period includes a $5 million impairment loss for certain operating equipment of

Teligent. The increase from 1995 to 1996 is principally due to the consolidation of Grupo.

         The Company's equity in loss of affiliates was $2,119,000 and $2,912,000 in 1996 and 1995, respectively. Due to the consolidation of Grupo, the Company's equity in loss of affiliates in 1996 reflects only the Company's share of the results of Teletrac for 1996. Due to a decrease in its equity interest in Teletrac, Inc. in late 1996, the Company ceased recording its investment Teletrac under the equity method. The Company's equity in loss of affiliates in the 1995 period reflects principally the Company's share of the results of Grupo.

         Foreign currency translation losses of Grupo are included in the statement of operations and are immaterial in 1997 and 1996. On an equity basis, translation losses included in the equity in loss of affiliates in 1995 were $473,000. Grupo's operating results will continue to be subject to fluctuations in the Mexican peso's exchange rate based upon changes in the Mexican economy, the extent of which is unknown.

         The Company recognized $2,485,000 and $3,398,000 gains from sales of marketable equity securities in 1997 and 1996, respectively. A pretax gain of $12,177,000 was realized in the third quarter of 1997 on the sale of the Company's ownership interest in Mobilcom to Nextel for proceeds of approximately $21,371,000. Interest and dividend income was $5,142,000, $2,296,000 and
$1,223,000 in 1997, 1996 and 1995, respectively. The increase in 1997 is primarily the result of earnings realized by Teligent from the investment of proceeds received from its debt and equity offerings and other capital provided by stockholders. The increase from 1995 to 1996 was the result of additional interest income on notes receivable from related parties included as a result of the formation and consolidation of Grupo Holdings. Interest expense was $12,018,000, $4,328,000, and $1,689,000 in 1997, 1996 and 1995, respectively.
The $7,690,000 increase from 1996 to 1997 is primarily due to an increase in outstanding borrowings, including the $300 million Senior Notes issued by Teligent in November 1997. The increase from 1995 to 1996 of $2,639,000 was the result of an increase in the level of outstanding short-term obligations and interest on the borrowings of Grupo. Minority interests were $80,621,000, $7,893,000, and $1,000 in 1997, 1996, and 1995, respectively. The 1997 increase of $72,728,000 is primarily due to the increase in Teligent's net loss as well as a decrease in the Company's ownership percentage of Teligent. The increase of $7,892,000 from 1995 to 1996 was a result of the start-up expenditures of Teligent and the consolidation of Grupo.

         The Company recognized an income tax benefit (net of foreign tax expense of Grupo in 1997 and 1996) at an effective rate of approximately 21%, 33%, and 34% in 1997, 1996, and 1995, respectively. The 1997 effective rate is less than the statutory rate primarily as a result of the merger of Teligent, L.L.C. (which was treated as a partnership for federal income taxes) into Teligent, Inc. in November 1997. See Note 13 to the financial statements included elsewhere in this Annual Report. As of December 31, 1997, the Company has recorded net deferred tax assets of $48,695,000, including net operating loss carryforwards. Management believes that it is more likely than not that such assets, net of the valuation allowance provided, will be realized based on the Company policy referred to above of disposing of a portion of the Portfolio

Securities from time to time to the extent net operating loss carryforwards are available to offset tax liabilities resulting from such dispositions and otherwise as deemed appropriate by the Company. See "Business -- Marketable Equity Securities."

         The Company's net loss was $51,665,000 for the year ended December 31, 1997 compared to a net loss of $17,196,000 for the year ended December 31, 1996. The higher loss in 1997 of $34,469,000 resulted primarily from start-up expenditures of Teligent and Teligent's non-cash expense for stock-based compensation. Such expenses were offset in part by gains on the sale of marketable equity securities and investments of $14,662,000. The Company's net loss was $17,196,000 for the year ended December 31, 1996 compared to a net loss of $13,213,000 for the year ended December 31, 1995. The higher loss in 1996 resulted primarily from start-up costs of Teligent.

         Year 2000 Costs

         The Company is aware of the issues associated with the Year 2000 as it relates to computer software systems, including its information systems and its wireless network infrastructure. Management has initiated discussions with its suppliers, software providers, and other parties whose computer systems impact the Company's operations, to ensure that those parties are Year 2000 compliant, or have appropriate plans to remediate any Year 2000 issues. Currently, the Company does not anticipate that incremental expenditures to ensure that its systems, and those of others which may impact the Company, are Year 2000 compliant will be material to the Company's liquidity, financial position or results of operations over the next few years. Such costs will be expensed as they are incurred.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's financial statements and supplementary data, together with the reports of independent auditors, are included or incorporated by reference elsewhere herein. Reference is made to the "Index of Financial Statements and Financial Statement Schedule" following the signature page hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement for the 1998 annual meeting of stockholders scheduled to be held on June 4, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement for the 1998 annual meeting of stockholders scheduled to be held on June 4, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement for the 1998 annual meeting of stockholders scheduled to be held on June 4, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement for the 1998 annual meeting of stockholders scheduled to be held on June 4, 1998.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         Financial Statements and Financial Statement Schedules. The list of financial statements and financial statement schedule following the Exhibit Index is incorporated herein by reference.

        Exhibits. The following exhibits are filed as a part of this Annual Report on Form 10-K:

   Exhibit No.
   -----------
     2.1 Agreement and Plan of Distribution, dated as of December 14, 1994, among Associated Communications Corporation, Associated Communications of Delaware, Inc. and Associated Cellular Holdings, Inc., filed as Exhibit 2.1 to Registration Statement on Form 10/A dated November 15, 1994 and incorporated herein by reference.

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

    10.2 The Associated Group, Inc. 1994 Amended and Restated Stock Option and Incentive Award Plan.

    10.3 Associated RT, Inc. (now known as TruePosition, Inc.) 1995 Stock Incentive Plan, filed as Exhibit 10.3 to Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.

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

    10.10 Letter Agreement, dated as of March 6, 1998 by and between Associated Investments, Inc. and Goldman Sachs & Co.

    10.11 Letter Agreement dated as of December 12, 1997, by and between Associated Investments, Inc. and PNC Bank, National Association.

    10.12 Form of Amended and Restated Discretionary Line of Credit Demand Note, between Associated Investments, Inc. and PNC Bank, National Association.

    10.13 Form of Amended and Restated Pledge Agreement, by Associated Investments, Inc. in favor of PNC Bank, National Association.

    10.14 Client Agreement, dated January 28, 1997, by and between Associated Investments, Inc. and Lehman Brothers, filed as Exhibit
              10.13 to Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference.

    10.15 Agreement, dated September 29, 1997, among Teligent, L.L.C., Digital Services Corporation, Telcom-DTS Investors, L.L.C., Microwave Services, Inc., The Associated Group, Inc. and certain other parties, filed as Exhibit 1 to Schedule 13D of the Company with regard to its holdings in Teligent, Inc. and dated as of December 8, 1997 and incorporated herein by reference.


    10.16 Stockholders Agreement, dated as of November 26, 1997, by and among Teligent, Inc., Microwave Services, Inc., Telcom-DTS Investors, L.L.C., and NTTA&T Investment Inc., filed as Exhibit 2 to Schedule 13D of the Company with regard to its holdings in Teligent, Inc. and dated as of December 8, 1997 and incorporated herein by reference.

    10.17 Registration Rights Agreement, dated as of March 6, 1998, by and between Teligent, Inc. and Microwave Services, Inc., filed as
              Exhibit 6 to Sechedule 13D/A of the Company with regard to its holdings in Teligent, Inc. and dated as of March 9, 1998 and incorporated herein by reference.

    21        Subsidiaries of the Registrant.

    23        Consents of Independent Accountants.

    27 Article 5 Financial Data Schedule for Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (filed only electronically with the Securities and Exchange Commission).

     Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter of 1997.

                          Annual Report on Form 10-K

                  Item 8, Item 14(a)(1) and (2), (c) and (d)

                 Financial Statements and Supplementary Data

        Index of Financial Statements and Financial Statement Schedule

                               Certain Exhibits

                         Financial Statement Schedule

                         Year ended December 31, 1997

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

                  The Associated Group, Inc. and Subsidiaries

                       Form 10-K--Item 14(a)(1) and (2)

        Index of Financial Statements and Financial Statement Schedule

The following financial statements of The Associated Group, Inc. and subsidiaries are included in Item 8:

     Balance Sheets--December 31, 1997 and 1996

     Statements of Operations--Years ended December 31, 1997, 1996, and 1995

     Statements of Stockholders' Equity--Years ended December 31, 1997, 1996, and 1995

     Statements of Cash Flows--Years ended December 31, 1997, 1996, and 1995

     Notes to Financial Statements--December 31, 1997

The following financial statement schedule of The Associated Group, Inc. is included in Item 14(d):

     Schedule II--Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                        Report of Independent Auditors

To the Stockholders and Directors
The Associated Group, Inc.

We have audited the accompanying balance sheets of The Associated Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Grupo Portatel, S.A. de C.V. ("Grupo"), a consolidated subsidiary as of January 1, 1996, and an investment accounted for on the equity method for the year ended December 31, 1995. Grupo's statements reflect total assets of $26,966,000 and $30,000,000 at December 31, 1997 and 1996, and total revenues of $20,398,000 and $15,175,000, respectively, for the years then ended. The Company's equity in Grupo's net loss was $2,751,000 in 1995. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Grupo, is based solely upon the report of the other auditors.

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

In our opinion, based upon our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of The Associated Group, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                              Ernst & Young LLP

Pittsburgh, Pennsylvania
February 27, 1998

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Grupo Portatel, S.A. de C.V.:

We have audited the consolidated balance sheets of Grupo Portatel, S.A. de C.V. and Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997 (not presented separately herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grupo Portatel, S.A. de C.V. and Subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles in the United States.


                                                     KPMG CARDENAS DOSAL, S.C.


                                                     Felipe Lopez Villegas

Merida, Yuc., Mexico
February 20, 1998

                 The Associated Group, Inc. and Subsidiaries

                                Balance Sheets

                                                             December 31
                                                         ---------------------
                                                            1997       1996
                                                         ---------- ----------
                                                        (Dollars in Thousands)

Assets
Current assets:
  Cash and cash equivalents                              $ 426,596    $  3,341
  Accounts receivable, less allowance for doubtful
    accounts (1997--$2,495; 1996--$2,355)                    3,188       4,051
  Receivable from related parties                            3,977         203
  Inventory held for resale                                  2,175       1,622
  Prepaid expenses and other assets                          2,485         651
  Restricted cash and investments                           30,373           -
  Deferred income taxes                                      1,523       2,008
                                                         ---------- ----------
Total current assets                                       470,317      11,876

Property and equipment--net of accumulated depreciation
  and amortization                                          33,837      27,513

Marketable equity securities, at fair value (cost:
  1997--$7,726; 1996--$6,882)                              841,311     425,895
Notes receivable from related parties                       20,558      28,780
Restricted investments                                      64,702           -
Other noncurrent assets                                     72,397      24,870
                                                         ---------- ----------
Total assets                                             $1,503,122   $518,934
                                                         ========== ==========

                                                             December 31
                                                         ---------------------
                                                            1997       1996
                                                         ---------- ----------
                                                         (Dollars in Thousands)

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                       $   18,083  $   7,716
  Employee compensation                                       2,748      4,753
  Due to cellular equipment vendor                                -     15,069

  Short-term obligations                                    110,991     77,526
  Current portion of long-term debt                           2,082      2,082
  Other current liabilities                                   9,760      1,004
                                                         ---------- ----------
Total current liabilities                                   143,664    108,150

Long-term debt, excluding current portion                   306,244      8,326
Deferred compensation                                         2,417      1,440
Deferred income taxes                                       257,689    127,183
Minority interests                                          174,588      7,830

Commitments and contingencies                                     -          -

Stockholders' equity:
  Preferred stock, par value $.01 per share;
    authorized 5,000,000 shares; none issued                      -          -
  Class A Common Stock, par value $.10 per share;
    authorized 100,000,000 shares; 18,765,924 and
    9,382,962 shares issued and outstanding in 1997
    and 1996, respectively                                    1,876        938
  Class B Common Stock, par value $.10 per share;
    authorized 50,000,000 shares; 18,854,760 and
    9,397,910 shares issued and outstanding in 1997
    and 1996, respectively                                    1,885        940
  Additional paid-in capital                                134,716         12
  Unrealized gain on marketable equity securities,
    net of deferred taxes (1997--$291,755;
    1996--$146,654)                                         541,830    272,359
  Accumulated deficit                                       (61,787)    (8,244)
                                                         ---------- ----------
Total stockholders' equity                                  618,520    266,005
                                                         ---------- ----------
Total liabilities and stockholders' equity               $1,503,122   $518,934
                                                         ========== ==========

See accompanying notes.

                 The Associated Group, Inc. and Subsidiaries

                           Statements of Operations

                                                   Year ended December 31
                                               --------------------------------
                                                 1997       1996       1995
                                               ---------- ---------- ----------
                                                       (In Thousands,
                                                 Except Per Share Amounts)

Revenues:
  Wireless communication services              $  21,985  $  17,435  $   1,884
  Radio broadcasting                               3,087      2,688      1,854

  Art gallery                                        763        741        534
                                               ---------  ---------- ----------
                                                  25,835     20,864      4,272
Cost and expenses:
  Cost of sales and services:
    Wireless communication services               13,672     10,137        778
    Radio broadcasting                               843        698        599
    Art gallery                                      587        591        432
  Direct research and development expenses         7,401      7,562      7,361
  Sales, general and administrative expenses      61,466     26,714     10,466
  Stock-based compensation expense                84,042      2,778          -
  Depreciation and amortization expense           11,726      5,056      1,302
                                               ---------- ---------- ----------
                                                 179,737     53,536     20,938
                                               ---------- ---------- ----------
Operating loss                                  (153,902)   (32,672)   (16,666)

Equity in loss of affiliates                           -     (2,119)    (2,912)

Other income (expense):
  Gain on sale of marketable equity securities     2,485      3,398          7
  Gain on sale of wireless communications
    investment                                    12,177          -          -
  Interest and dividend income                     5,142      2,296      1,223
  Interest expense                               (12,018)    (4,328)    (1,689)
  Minority interests                              80,621      7,893          1
                                               ---------- ---------- ----------
                                                  88,407      9,259       (458)
                                               ---------- ---------- ----------
Loss before income taxes                         (65,495)   (25,532)   (20,036)
Income tax benefit                               (13,830)    (8,336)    (6,823)
                                               ---------- ---------- ----------

Net loss                                       $ (51,665) $ (17,196) $ (13,213)
                                               ========== ========== ==========
Net loss per common share                      $   (1.38) $    (.46) $    (.35)
                                               ========== ========== ==========

Weighted average common shares outstanding        37,573     37,548     37,532

See accompanying notes.

                 The Associated Group, Inc. and Subsidiaries

                      Statements of Stockholders' Equity




                                       Class A               Class B
                                     Common Stock          Common Stock       Additional                 Retained         Total
                                  ------------------     -----------------     Paid-in     Unrealized    Earnings      Stockholders'
                                    Shares     Amount     Shares     Amount    Capital        Gains      (Deficit)        Equity
                                   -------     -------    ------     ------   ----------    ----------   -----------   ------------
                                                                        (Dollars in Thousands)

Balance, January 1, 1995           9,382,962   $  938    9,382,985   $  938    $      -      $282,023      $ 22,165      $306,064
  Net loss                                 -        -            -        -           -             -       (13,213)      (13,213)
  Change in unrealized gain on
    marketable equity
    securities, net of income
    taxes of $34,756                       -        -            -        -           -        64,547             -        64,547
                                   ---------   ------    ----------  -------   --------      --------      ---------     ---------
Balance, December 31, 1995         9,382,962      938     9,382,985      938          -       346,570         8,952       357,398
  Net loss                                 -        -             -        -          -             -       (17,196)      (17,196)
  Change in unrealized gain on
    marketable equity
    securities, net of income
    taxes of $39,960                       -        -             -        -          -       (74,211)            -       (74,211)
  Stock options exercised                  -        -        14,925        2         12             -             -            14
                                   ---------   ------    ----------  -------   --------      --------      ---------     ---------
Balance, December 31, 1996         9,382,962      938     9,397,910      940         12       272,359        (8,244)      266,005
  Stock dividend                   9,382,962      938     9,397,910      940          -             -        (1,878)            -
  Net loss                                 -        -             -        -          -             -       (51,665)      (51,665)
  Change in unrealized gain on
    marketable equity
    securities, net of income
    taxes of $145,100                      -        -             -        -          -       269,471             -       269,471
  Stock options exercised                  -        -        58,940        5         58             -             -            63
  Stock issuance of
    consolidated subsidiaries              -        -             -        -    134,646             -             -       134,646
                                   ---------   ------    ----------  -------   --------      --------      ---------     ---------
Balance, December 31, 1997        18,765,924   $1,876    18,854,760   $1,885   $134,716      $541,830      $(61,787)     $618,520
                                  ==========   ======    ==========   ======   ========      ========      =========     =========

See accompanying notes.

                 The Associated Group, Inc. and Subsidiaries

                           Statements of Cash Flows

                                                    Year ended December 31
                                                 1997        1996        1995
                                              ----------   ---------   --------
                                                         (In Thousands)
Cash flows from operating activities
Net loss                                      $ (51,665)   $(17,196)   $(13,213)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation                                   10,113       4,205       1,291
  Amortization                                    1,613         851          11
  Provision for losses on accounts receivable     1,058       1,275         114
  Equity in loss of affiliates                        -       2,119       2,912
  Gain on sale of investments                   (14,662)     (3,398)         (7)
  Stock-based compensation                       84,042       2,778           -
  Minority interests                            (80,621)     (7,893)         (1)
  Provision for deferred income taxes           (14,256)     (8,743)     (6,823)
  Other                                           1,250         738         198
  Change in assets and liabilities:
    Accounts receivable                            (195)     (2,221)        (54)
    Inventory held for resale                      (553)        (76)        224
    Prepaid expenses and other assets            (1,834)        571         868
    Restricted cash                              (1,168)          -           -
    Accounts payable                             10,367         189       3,776
    Accrued transaction expenses                      -           -      (5,433)
    Employee compensation                           773         996        (629)
    Other current liabilities                     8,756        (174)        242
    Deferred compensation                           977         176         205
                                              ----------   ---------   ---------
Net cash used in operating activities           (46,005)    (25,803)    (16,319)

Cash flows from investing activities
Cash and cash equivalents from
  consolidation of affiliate                          -         751           -
Purchases of property and equipment, net        (16,043)     (4,435)       (642)
Proceeds from sale of investments                23,883       3,414          15
Purchase of marketable equity securities           (871)          -           -
Restricted cash and investments                 (93,907)          -           -
Increase in notes receivable from related
  parties                                        (5,249)    (11,117)     (1,152)
Investments in and acquisitions of
  wireless communications and
  broadcasting affiliates                       (11,116)     (8,172)       (784)
Other investing activities, net                    (544)       (993)       (489)
                                              ----------   ---------   ---------
Net cash used in investing activities          (103,847)    (20,552)     (3,052)

                                                    Year ended December 31
                                                 1997        1996        1995
                                              ----------   ---------   --------
                                                        (In Thousands)
Cash flows from financing activities
Proceeds from short-term obligations          $ 100,938     $44,056     $18,470
Repayment of short-term obligations             (67,491)          -           -
Proceeds from long-term debt                    300,000           -           -
Repayment of long-term debt                      (2,082)     (2,082)          -
Payment of debt and equity issue costs          (21,675)          -           -
Investment by minority interests                263,302       6,235           -
Other financing activities, net                     115         469           -
                                              ----------   ---------   ---------
Net cash provided by financing activities       573,107      48,678      18,470
                                              ----------   ---------   ---------

Net increase (decrease) in cash and
  cash equivalents                              423,255       2,323        (901)
Cash and cash equivalents at beginning of
  year                                            3,341       1,018       1,919
                                              ----------   ---------   ---------
Cash and cash equivalents at end of year      $ 426,596    $  3,341    $  1,018
                                              ==========   =========   =========

Supplemental disclosure of noncash
  financing activities
  Contribution by minority interests of
    notes receivable from related parties     $       -    $  7,162    $      -
                                              ==========   =========   =========

  Long-term debt assumed by cellular
    equipment vendor, as guarantor            $       -    $  2,845    $      -
                                              ==========   =========   =========


See accompanying notes.

                 The Associated Group, Inc. and Subsidiaries

                        Notes to Financial Statements

                              December 31, 1997


1.  Significant Accounting Policies

Business

The Associated Group, Inc. ("Associated") is principally engaged in the ownership and operation of, and also owns interests in, a variety of wireless communications and cable related businesses which operate throughout the United States and internationally. Associated also has domestic operations in radio broadcasting and retail art.


Principles of Consolidation

These financial statements include the accounts of Associated and its wholly owned and majority owned subsidiaries (the "Company"). Investments in which the Company has a minority economic interest, but, through stockholder agreements, voting interest or Board representation is able to exert control over the majority of the assets and operations of the investee, are also consolidated. As of December 31, 1997 and 1996, these subsidiaries include Teligent, Inc. ("Teligent") (the successor of Teligent, L.L.C.), a development stage company founded in 1996 which intends to be a provider of high-quality, low-cost voice, data and video telecommunications services primarily to small and medium-sized businesses in 74 of the more populous U.S. metropolitan areas in which it holds licenses from the Federal Communications Commission ("FCC"), and Grupo Portatel, S.A. de C.V. and subsidiaries ("Grupo"), a cellular telephone service provider in southeastern Mexico. Minority investments in affiliates where the Company exercises significant influence over operating and financial affairs are recorded under the equity method. All significant intercompany accounts and transactions have been eliminated.

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

Inventory Held for Resale

Inventory held for resale, comprised of finished goods, includes art prints of $1,097,000 and $1,145,000 at December 31, 1997 and 1996, respectively, and cellular telephones and related equipment of $1,078,000 and $477,000 at December 31, 1997 and 1996, respectively, and is recorded at the lower of cost or market value. Cost of art prints is determined under the first-in, first-out method and cost of cellular telephones and related equipment is determined under the last-in, first-out method. Inventory is reported net of a market valuation reserve relating to art inventory of $1,570,000 at December 31, 1997 and 1996. Provision for the difference between the cost and market value of art inventories is made based on management's periodic analysis of the composition of inventory and current art market conditions. The Company also sells art inventory held on consignment from others. The Company does not own these art prints, therefore, their cost is not included in the Company's balance sheets at December 31, 1997 and 1996.

Marketable Equity Securities

Under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's marketable equity securities, which are classified as available-for-sale, are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity until realized.

Foreign Currency Translation

The financial statements of Grupo are translated from Mexican new pesos to U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." Based upon the inflationary and political environment in Mexico, along with the economic dependency Grupo has had on its shareholders (including the Company) and the source of its cash outflows, the U.S. dollar has been utilized as the functional currency. Nonmonetary assets and liabilities have been translated at historical exchange rates and monetary assets and liabilities have been translated based on the current exchange rate. Revenues and expenses have been translated at the weighted average exchange rate in effect during the period, except depreciation which has been translated at historical exchange rates. Foreign currency translation gains and losses are included in the statement of operations. For the years ended December 31, 1997 and 1996, the translation loss of Grupo consolidated in the statement of operations was $5,000 and $178,000, respectively. For the year ending December 31, 1995, the equity in loss of affiliates includes the effects of foreign currency translation adjustments for Grupo. On an equity basis, translation losses were $473,000 in 1995.

Property and Equipment

Property and equipment is recorded at cost. Depreciation and amortization are computed on the straight-line method.

Long-Lived Assets

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," management periodically reviews, if impairment indicators exist, the carrying value and lives of property and equipment and intangible assets based on estimated future cash flows.

The Company has recorded, as a component of depreciation expense, an impairment loss of $5 million in 1997, which represents the difference between the net book value of certain operating assets prior to the impairment loss and the present value of estimated future cash flows to be derived by the assets.


Income Taxes

Income taxes have been recorded using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes."

Stock-Based Compensation

In 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock Based Compensation." The accounting standards prescribed by SFAS No. 123 are optional, and the Company has elected to continue to account for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, as the Company grants stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant, the Company recognizes no compensation expense for the stock option grants. Compensation expense is recorded for grants under variable award plans, based on the intrinsic value of the grant.

Common Stock

On October 7, 1997, the Company's Board of Directors approved a two-for-one stock split of the Company's Class A Common Stock and Class B Common Stock effected in the form of a stock dividend of one share of Class A Common Stock and one share of Class B Common Stock for each outstanding share of Class A Common Stock and Class B Common Stock, respectively, held by stockholders of record on October 17, 1997. Accordingly, all historical weighted average number of shares, per share amounts, Associated stock options and their related exercise prices presented in these financial statements have been restated retroactively to reflect the stock dividend.

Loss Per Share

In 1997, the FASB issued SFAS No. 128, "Earnings Per Share" which specifies the computation, presentation and disclosure requirements for earnings per share. All loss per share amounts have been presented in accordance with SFAS No. 128. Net loss per common share data is calculated using the weighted average number of shares of common stock outstanding. Fully diluted net loss per share including stock options is not presented since the effect of including the stock options would be antidilutive.

Recent Accounting Pronouncements

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is required to be adopted during the first quarter of fiscal 1998. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the Statement of Stockholders'

Equity. The Company will be required to restate earlier periods provided for comparative purposes, but believes that the adoption of SFAS No. 130 will not be material to the Company's reported financial condition or results of operations.

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is required to be adopted during the year ended December 31, 1998. SFAS No. 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. The effect of the disclosure for segment information on the Company's reported financial condition or results of operations is not expected to be significant.

Reclassifications

Certain reclassifications have been made to prior years' financial statements to conform to the current year presentation. These reclassifications have no effect on the Company's net losses.

2.  Consolidation of Grupo Portatel, S.A. de C.V.

Effective January 1, 1996, the Company and the other United States shareholder of Grupo agreed to contribute their respective voting interests in Grupo, including their voting rights under an Association in Participation Agreement ("AP Agreement") and a related Joint Venture Agreement, to Grupo Holdings, L.L.C. ("Grupo Holdings"), a new joint venture limited liability company, in which the Company has a 61.6% controlling interest. Through December 31, 1995, the Company recorded its investment in Grupo using the equity method. As a result of the formation of Grupo Holdings and the effects of the AP Agreement, the Company exerts significant control over the assets and operations of Grupo, and has consolidated Grupo's financial statements as of January 1, 1996. At December 31, 1997, the Company has a 23.6% economic interest in Grupo. The pro forma consolidated revenues of the Company for the year ended December 31, 1995 would have been $17,800,000, assuming consolidation of Grupo as of January 1, 1995.

Summary financial information, in thousands, of Grupo for 1995, the period prior to consolidation of Grupo, is as follows:

         Current assets                              $ 4,584
         Noncurrent assets                            28,240
         Current liabilities                          20,517
         Noncurrent liabilities                       10,408
         Revenues                                     13,558
         Expenses                                     20,708
         Foreign currency translation loss            (1,569)
         Net loss                                     (8,719)

The Company's share of the net deficit of Grupo was approximately $9,273,000 at

December 31, 1995. The Company has paid $9,690,000 for stock in Grupo as of December 31, 1995.

Included in other noncurrent assets are the cost of concession rights granted to Portatel S.A. de C.V. ("Portatel"), a wholly owned subsidiary of Grupo, from the Mexican Ministry of Communications and Transportation ("SCT") to operate cellular telephone services in the southeast region of Mexico, and preoperating costs. The preoperating expenses are being amortized over a ten-year period and the cost of concession rights is being amortized over twenty years, the life of the concession.

3.  Stock Issuance of Consolidated Subsidiaries

As of December 31, 1997, the Company's additional paid-in capital includes approximately $134,646,000 resulting from issuances of stock in consolidated subsidiaries to third parties at per share amounts in excess of the per share book value of the Company's investment in these subsidiaries. The majority of this amount relates to third party investments in Teligent, in which the Company was a founding member, including an initial public offering of Teligent's Class A Common Stock completed in November 1997.

4.  Property and Equipment

Property and equipment, in thousands, consists of the following:

                                                                    Estimated
                                                   December 31        Useful
                                                 1997       1996    Life-Years
                                               --------- ---------- ----------

Land                                            $   577   $    448
Buildings and leasehold improvements              5,833      5,209     3-20
Operating equipment                              42,073     39,349     4-10
Office furniture and equipment                   11,551      6,296     3-10
Wireless communications systems in progress       8,630      1,163
                                               --------- ----------
                                                 68,664     52,465
Less accumulated depreciation and amortization  (34,827)   (24,952)
                                               --------- ----------
                                               $ 33,837   $ 27,513
                                               ========= ==========

5.  Marketable Equity Securities

The cost and market value of the Company's marketable equity securities classified as available for sale, at December 31, 1997, are as follows:

                                                     Cost of        Market Value
Name of Issuer and                    Number of   Each Issue in    of Each Issue
Title of Each Issue                     Shares      Thousands       in Thousands
--------------------                  ----------  --------------   -------------

Tele-Communications, Inc.:
  Series A TCI Group Common Stock      9,111,202       $2,559         $254,544
  Series B TCI Group Common Stock      7,071,852        1,178          208,620
  Series A TCI Ventures Group Common
    Stock                              3,368,774          946           95,378
  Series A Liberty Media Group Common
    Stock                              5,453,970        1,339          197,706
  Series B Liberty Media Group Common
    Stock                              1,767,963          273           66,299

TCI Satellite Entertainment, Inc.:
  Series A Common Stock                1,247,997          334            8,580
  Series B Common Stock                  707,185           90            4,950

Others                                  Various         1,007            5,234
                                                       -------        --------
                                                       $7,726         $841,311
                                                       ======         ========

During the first quarter of 1996, the Company sold 41,598 shares of Tele-Communications, Inc. ("TCI") Class B 6% Cumulative Redeemable Exchangeable Junior Preferred Stock for proceeds of approximately $2,690,000, and has recognized a pretax gain on the sale of approximately $2,678,000. During the second quarter of 1996, the Company sold 90,000 shares of General Communication, Inc. ("GCI") Class A Common Stock for proceeds of approximately $722,000, and has recognized a pretax gain on the sale of approximately $719,000. During 1997, the Company sold 110,000 shares of TCI Series A Liberty Media Group Common Stock ("Liberty Series A") for proceeds of approximately $2,512,000, and has recognized pretax gains on these sales of approximately $2,485,000.

In December 1996, TCI spun-off its satellite business unit, TCI Satellite Entertainment, Inc. ("TCI Satellite") to holders of Series A TCI Group and Series B TCI Group Common Stock. The Company received a distribution of one share of TCI Satellite Series A Common Stock and one share of TCI Satellite Series B Common Stock for every ten shares of Series A TCI Group Common Stock and Series B TCI Group Common Stock owned, respectively.

In January 1997, the board of directors of TCI declared a stock split, effected in the form of a dividend, to holders of record of Liberty Series A and Liberty Series B as of December 27, 1996. In 1997, the Company received one share of Liberty Series A for every two shares of Liberty Series A owned and one share of Liberty Series A for every two shares of Liberty Series B owned.

In the third quarter 1997, TCI consummated an exchange offer, whereby, subject to certain terms, conditions and limits, TCI offered to issue one share of Series A TCI Ventures Group or Series B TCI Ventures Group Common Stock in exchange for each validly tendered share of Series A TCI Group or Series B TCI

Group Common Stock, respectively. In September 1997, in connection with this exchange offer, the Company tendered 3,368,774 shares of Series A TCI Group Common Stock in exchange for 3,368,774 shares of Series A TCI Ventures Group Common Stock.

On February 27, 1998, the aggregate market value of marketable equity securities held by the Company was approximately $887,471,000.

6.  Notes Receivable from Related Parties

Included in noncurrent notes receivable from related parties at December 31, 1997 and December 31, 1996 are amounts and accrued interest due from certain Mexican stockholders of Grupo of $14,238,000 and $21,080,000, respectively, used for their purchase of Grupo stock which is secured by said stock. Interest accrues on certain of these notes at the prime rate plus 2%.

Also included in noncurrent notes receivable from related parties at December 31, 1997 and 1996 is a note due from the Chairman and Chief Executive Officer (the "Executive") of Teligent with a principal amount of $8,250,000. Under the terms of the Executive's employment agreement, one-fifth of the principal and interest due under the note will be forgiven on each of the Executive's first two employment anniversary dates if he is still employed by Teligent, and the remainder due will be forgiven on the fifth anniversary of employment. In the event that the Executive terminates his employment prior to the fifth anniversary date (other than by reason of his death or disability or for good reason as defined in the employment agreement), any outstanding principal and accrued interest on the note will become immediately due and payable. As a result, the Company is expensing the accrued interest and principal over five years, the term of the employment agreement. The unamortized balance is $6,050,000 and $7,700,000 as of December 31, 1997 and 1996, respectively.


7.  Investments in Wireless Communications Affiliates

Teletrac, Inc. ("Teletrac")

As of December 31, 1997, TruePosition, Inc. ("TruePosition"), a wholly-owned subsidiary of Associated, held a 12.7% interest in Teletrac. Teletrac is in the business of providing location and, potentially, messaging services primarily for vehicle and fleet management. TruePosition has paid a total of $6,000,000 for Teletrac stock. Through November 1996, TruePosition held 20% of the voting stock of Teletrac and accounted for its investment in Teletrac under the equity method. As a result of Teletrac's issuance of Series A Convertible Preferred Stock in early December 1996, TruePosition's voting interest was reduced and, accordingly, TruePosition began accounting for its investment under the cost method.



Specialized Mobile Radio ("SMR")

The Company had an equity investment in a Mexican SMR operator, Corporacion Mobilcom, S.A. de C.V. ("Mobilcom"). In August 1997, the Company sold its ownership interest in Mobilcom to Nextel Communications, Inc. for proceeds of approximately $21,371,000, and has recognized a pretax gain on the sale of approximately $12,177,000.

Personal Communications Services ("PCS")

The Company has a 75% interest in a general partnership (the "PCS Partnership") which holds a 4.42% interest in Omnipoint Communications, Inc. ("OCI"), a subsidiary of Omnipoint Corporation ("Omnipoint Parent"). Omnipoint Parent, through OCI, was awarded one of three pioneer's preference licenses by the FCC to construct and operate a broadband PCS system in the New York Major Trading Area, a region with a population of approximately 27 million. Omnipoint Parent is traded on The Nasdaq Stock Market under the symbol "OMPT."

8.  Acquisitions

In October 1997, Teligent acquired all of the outstanding stock of FirstMark Communications, Inc. ("FirstMark"), for an aggregate purchase price of approximately $42 million which consisted of $10.5 million in cash and a 5% member interest in Teligent, L.L.C. valued at $31.5 million. The acquisition was accounted for under the purchase method of accounting. The majority of the purchase price ($41.6 million) was allocated to the FCC licenses acquired and the remaining amount was allocated to the net assets acquired. The license cost is being amortized over 15 years.

In the second quarter of 1996, the Company purchased the assets of radio broadcasting station WLYR-FM (formerly known as WCEZ-FM) located in Delaware, Ohio for consideration of $3,250,000, including amounts for noncompete and consulting agreements. Intangible assets of $2,584,000 were recorded in connection with the purchase. Goodwill is being amortized over 15 years, and amounts attributable to noncompete and consulting agreements are being amortized over three years, the term of the agreements.

These acquisitions, individually, and in the aggregate, were not material to the Company's financial position or results of operations, in the year of purchase. Therefore, pro forma financial information has not presented.

9.  Short-Term Obligations

The Company's short-term borrowings as of December 31 (in thousands) were as follows:

                                                           1997       1996
                                                           ----       ----

General Credit Facilities:
  Bank  borrowing                                        $ 19,000    $19,000
  Three brokerage margin loan facilities                   91,991     56,526
                                                         --------    -------
                                                          110,991     75,526
Teligent Credit Facility:
  $50 million secured bank revolving credit facility            -      2,000
                                                         --------    -------
                                                         $110,991    $77,526
                                                         ========    =======
Weighted average interest rate                                6.4%       6.3%

a.  General Credit Facilities

In December 1997, the Company's $100,000,000 bank line of credit was converted into a $19,000,000 demand loan. The loan is secured by a pledge of certain marketable equity securities, and bears interest at a variable rate which is tied to the Federal Funds Rate.

Borrowings under one of the brokerage margin loan facilities are limited to 65% of the market value of the marketable equity securities pledged, up to a maximum of $200,000,000. Borrowings under the other brokerage margin loan facilities are limited to 50% of the market value of the pledged stock. Borrowings under these facilities bear interest at variable rates based upon the broker call rate or the Federal Funds rate plus an applicable margin, as offered by the brokerage firm at the time of borrowing.

As of December 31, 1997, 8,511,202 shares of Series A TCI Group Common Stock and 3,368,774 shares of Series A TCI Ventures Group Common Stock were pledged as security under the line of credit and brokerage margin loan facilities.

b.  Teligent Credit Facility

Teligent had a $50,000,000 secured bank revolving credit facility which was used to meet the cash flow needs of Teligent only. The facility was repaid and cancelled in November 1997. Borrowings under this credit facility bore interest at variable rates based upon the LIBOR rate, prime rate, or the Federal Funds rate plus an applicable margin, as offered by the bank. Teligent also paid a facility fee of 1/2% of the total credit available and a commitment fee of 1/2% of the unused portion of the facility.

10. Long-Term Debt

The Company's long-term debt as of December 31 (in thousands) consists of the following:

                                                           1997       1996
                                                           ----       ----
   Teligent 11.5% Senior Notes due 2007                  $300,000   $      -
   Portatel loans                                           6,244      8,326
                                                         ---------  ---------
                                                         $306,244   $  8,326
                                                         =========  =========

Maturities of long-term debt for the next five years and thereafter are as follows (in thousands):

                       1998                                         $  2,082
                       1999                                            2,082
                       2000                                            2,081
                       2001                                            2,081
                       2002                                                -
                       Thereafter                                    300,000
                                                                    ---------
                       Total                                         308,326

                       Less current portion                           (2,082)
                                                                    ---------
                       Total long-term debt                         $306,244
                                                                    =========

Teligent 11.5% Senior Notes due 2007

In November 1997, Teligent issued $300 million of 11.5% Senior Notes due 2007 (the "Teligent Notes"). Teligent used approximately $94 million of the net proceeds of this offering to purchase a portfolio of U.S. Treasury securities which are classified as restricted cash and investments on the balance sheet, and have been pledged as collateral for the payment of interest on the Teligent Notes through December 1, 2000. Interest on the Teligent Notes accrues at a rate of 11.5% per annum and is payable semiannually on June 1 and December 1, commencing June 1, 1998.

On or after December 1, 2002, the Teligent Notes will be redeemable at the option of Teligent, in whole at any time or in part from time to time, at the following prices (expressed in percentages of the principal amount thereof):

                 Year                               Percentage
                 ----                               ----------
                 2002                                105.750%
                 2003                                103.833
                 2004                                101.917
                 2005 and thereafter                 100.000

Upon the occurrence of a change in control, as defined in the Teligent Notes agreement, each holder of the Teligent Notes will have the right to require Teligent to repurchase all or any part of such holder's notes at a purchase price in cash equal to 101% of the principal amount thereof on any change of control payment date, plus accrued and unpaid interest, if any, to such change of control payment date. Teligent capitalized $11,344,0000 of costs incurred for the offering which is being amortized to interest expense over ten years, the term of the related debt.

Portatel loans

Portatel has long-term debt obligations under various credit facilities with a U.S. bank and various related parties (the "Portatel Credit Agreements"). Such obligations are denominated in U.S. dollars and were incurred for working capital, including the purchase and construction of cellular telephone infrastructure equipment. The outstanding debt under the Portatel Credit Agreements is guaranteed by a cellular equipment vendor of Portatel (the "Guarantor"). During 1995 and January 1996, Portatel failed to meet a portion of its debt obligations under such credit facilities. Accordingly, payments were made by the Guarantor to Portatel's lenders on Portatel's behalf. As a result of Portatel's failure to make such payments, the Guarantor had the right to require

Grupo to transfer to the Guarantor 40% of the stock of Portatel held in trust as collateral for such guarantee, but did not exercise its right to acquire such shares. Grupo, Portatel and certain shareholders of Grupo (including the Company) entered into a Contribution Agreement with the Guarantor, effective January 31, 1996, to convert the payments made by the Guarantor on behalf of Portatel into capital stock of Grupo. Upon closing of the Contribution Agreement in 1997, the Guarantor received an equity interest in Grupo in exchange for the debt paid by the Guarantor on Portatel's behalf. The Guarantor continues to guarantee the remaining debt of Portatel secured by an approximate 30.7% equity interest in Portatel. Portatel has complied with its debt covenants or has obtained waivers as of December 31, 1997.

The remaining debt of Portatel is subdivided into various pieces, referred to as Tranches. The loans under Tranche I bear interest at the LIBOR rate plus 2.5%. Interest and principal are payable in semiannual installments through November 15, 2001. The loans under Tranche II bear interest at the LIBOR rate plus 6%. Interest and principal are payable in semiannual installments through September 25, 2001. The amounts outstanding under the Portatel Credit Agreements at December 31, 1997 (in thousands) are as follows:

                                       Tranche I   Tranche II     Total
                                       ---------   ----------     -----

Current                                  $ 1,742      $   340   $ 2,082
Long-term                                  5,222        1,022     6,244
                                         -------      -------   -------
                                         $ 6,964      $ 1,362   $ 8,326
                                         =======      =======   =======
Weighted average interest
  rate at year-end                         8.12%       12.49%

Cash paid for interest on both short-term and long-term debt obligations amounted to approximately $5,017,000, $2,211,000, and $1,116,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

11. Deferred Compensation

Two executive officers of the Company serve under employment agreements that provide for the annual payment for ten years to the officers' beneficiary of one-half of the officers' base salary upon termination due to disability or death. The Company accrues the present value of the estimated payments due over the expected service period of the employees, which is based on their life expectancy.

The Executive of Teligent serves under an employment agreement that provides for, among other things, a payment of $5,000,000 on the fifth anniversary of the Executive's employment, or earlier in certain circumstances. In the event of termination of employment prior to his fifth anniversary, the Executive will receive either $5,000,000, or a pro-rata portion thereof, depending on the circumstances of his termination. The Company accrues the present value of the payment due over the expected service period of five years.

12. Leases

The Company and its subsidiaries lease sales, studio, administrative, and certain corporate offices, as well as transmitter and antenna sites, under operating lease agreements. Total rent expense was approximately $4,142,000, $2,424,000, and $1,390,000 for the years ended December 31, 1997, 1996, and
1995, respectively.

Approximate future minimum lease payments, in thousands, by year and in the aggregate, are as follows at December 31, 1997:

         1998                        $ 6,246
         1999                          6,287
         2000                          5,953
         2001                          5,829
         2002                          4,780
         2003 and thereafter          21,764
                                     -------
                                     $50,859
                                     =======

13. Income Taxes

The Company's income tax provision includes the income taxes for the consolidated income tax returns of Associated as well as the separate income tax returns of Grupo and Teligent. As a result of the merger of Telegent, L.L.C. into Teligent on November 26, 1997, the Company's pro-rata share of Teligent's losses for the periods prior to the merger were included in Associated's tax returns; however, subsequent to the merger Teligent will file separate income tax returns.

The tax effects of temporary differences that give rise to the net deferred tax liability, in thousands, are as follows:

                                                          December 31
                                                       1997         1996
                                                       ----         ----
Deferred tax assets:
  Net operating loss and assets tax
    credit carryforwards:
    United States                                   $  26,921    $  13,781
    Mexican                                             6,526        6,235
  Stock-based compensation                             29,519            -
  Excess of tax basis over book basis of
    investments in affiliates                           9,165        4,462
  Inventory reserves and capitalized costs                618          994
  Property and equipment                                2,023        1,117

  Other                                                 3,227       1,545
                                                    ----------  ---------
Total deferred tax assets                              77,999      28,134
  Valuation allowances                                (29,304)     (6,512)
                                                    ----------  ----------
Net deferred tax assets                                48,695      21,622

Deferred tax liabilities:
  Unrealized gain on marketable equity securities    (291,754)   (146,654)
  Intangible assets                                   (13,107)          -
  Other                                                     -        (143)
                                                   ----------  ----------
Total deferred tax liabilities                       (304,861)   (146,797)
                                                   ----------  ----------
Net deferred tax liability                          $(256,166)  $(125,175)
                                                   ==========  ==========

The changes in the valuation allowances, which are related to Grupo and Teligent, were as follows (in thousands):

                                                       Year ended December 31,
                                                         1997          1996
                                                         ----          ----

         Beginning balance                            $ 6,512         $6,437
         Provision                                     22,975            187
         Foreign currency translation gain               (183)          (112)
                                                      --------        -------
         Ending balance                               $29,304         $6,512
                                                      =======         =======

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

Mexican tax law provides for an alternative minimum tax ("assets tax"). The assets tax is computed at an annual rate of 1.8% of the average of the majority or restated assets less certain liabilities, and the tax is paid only to the extent that it exceeds regular income tax of the period. Any required payment of assets tax is refundable against the excess of income taxes over asset taxes for the following ten years. Cash paid for Mexican income taxes for the years ended December 31, 1997 and 1996 was approximately $440,000 and $553,000, respectively.

The income tax benefit for the three years ended December 31, 1997, in thousands, consists of the following:


                                  1997               1996          1995
                                  ----               ----          ----
Current:
  Mexican                       $    426            $   407        $     -

Deferred:
  United States                  (14,270)            (8,967)        (6,823)
  Mexican                             14                224              -
                                ---------           --------       --------
Total deferred                   (14,256)            (8,743)        (6,823)
                                ---------           --------       --------
                                $(13,830)           $(8,336)       $(6,823)
                                =========           ========       ========

At December 31, 1997, the Company's federal net operating loss ("NOL") carryforwards and Mexican NOL and assets tax credit carryforward of Grupo were as follows (in thousands):

                                Federal     Mexican      Mexican Assets
                                  NOL         NOL          Tax Credit
                                --------    --------     ---------------
Expiration date:
   2001                         $     -     $    59          $    -
   2002                               -          73               -
   2003                               -         587             353
   2004                               -       3,574             341
   2005                               -       5,596             399
   2006                               -       2,144             391
   2007                               -       1,676             381
   2013                           1,003           -               -
   2014                             980           -               -
   2015                          18,872           -               -
   2016                          19,613           -               -
   2017                          38,714           -               -
                                --------    --------         -------
                                $79,182     $13,709          $1,865
                                ========    ========         =======

Two subsidiaries of Grupo realized taxable income for the years ended December 31, 1997 and 1996. Net operating losses of $1,513,000 and $1,925,000 were utilized in 1997 and 1996 to offset the liability for current Mexican tax expense.

A reconciliation between income taxes computed using the statutory federal income tax rate (34%) and the effective rate, in thousands, is as follows:

                                                     1997       1996      1995
                                                     ----       ----      ----


   Federal income tax (credit) at statutory rate $(22,268) $(8,681) $(6,812) Effects of minority interests and
     consolidation                                  (39,118)      214         -
   Valuation allowance                               21,360        75         -
   Operating losses of Teligent L.L.C.               13,350         -         -
   Purchase accounting difference of Teligent        13,107         -         -
   Tax effects attributable to Mexican operations      (478)      856         -
   Other                                                217      (800)      (11)
                                                   ---------  --------  --------
                                                   $(13,830)  $(8,336)  $(6,823)
                                                   =========  ========  ========

14. Common Stock

The Company's capital stock consists of Class A Common Stock and Class B Common Stock. Each share of Class A Common Stock entitles the holder to one vote and each share of Class B Common Stock entitles the holder to one twenty-fifth (1/25) of a vote. There is no cumulative voting.

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

Class B Common Stock is mandatorily convertible at the election of the Company and without stockholder action, into one share of Class A Common Stock, upon the determination of the Company's Board of Directors that such a conversion is necessary or appropriate in connection with an election by the Company to become a business development company under the Investment Company Act of 1940, as amended ("1940 Act"), or to register as an investment company under the 1940 Act. A total of 21,647,336 shares of Class A Common Stock are reserved for issuance in the event of such a conversion.

The Company maintains a Stockholder Rights Plan pursuant to which each Right entitles the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share (a "Unit") of Series A Junior Participating Preferred Stock, par value $.01 per share, at a purchase price of $100 per Unit, subject to adjustment (the "Purchase Price"). Upon occurrence of certain events as set forth in the Stockholder Rights Plan, each holder of a Right will thereafter have the right to receive, upon exercise, Class B Common Stock (or, in certain circumstances, cash, property, or other securities of the Company) having a value equal to two times the Purchase Price.

15. Stock-Based Compensation

1994 Stock Option and Incentive Award Plan ("1994 Plan")

The 1994 Plan authorizes, among other award programs, the granting of options to purchase up to 2,881,366 shares of Class B Common Stock. Under the Plan, in general, options may be granted at an option price no less than the fair market value of the stock covered by the option on the grant date, for an option period of ten years. Options become exercisable over a period determined by the committee of nonemployee directors which administers the 1994 Plan.

Activity of the 1994 Plan is summarized below:

                                                                    Weighted
                                                                    Average
                                                    Number of       Exercise
                                                     Options          Price
                                                  --------------    ---------

Options outstanding, January 1, 1995                  991,366         $ 0.63
   Granted                                          1,312,000         $ 8.25
   Exercised                                                -
   Canceled and returned to plan                            -
                                                    ----------
Options outstanding, December 31, 1995              2,303,366         $ 4.97
   Granted                                             70,000         $17.45
   Exercised                                          (29,850)        $ 0.45
   Canceled and returned to plan                      (20,000)        $ 8.25
                                                    ----------
Options outstanding, December 31, 1996              2,323,516         $ 5.38
   Granted                                             95,000         $18.83
   Exercised                                          (58,940)        $ 2.17
   Canceled and returned to plan                            -
                                                    ----------
Options outstanding, December 31, 1997              2,359,576         $ 6.03
                                                    ==========
   Weighted average remaining contractual life      5.7 years

Options exercisable as of December 31, 1997         1,880,376         $ 4.66


Teligent Stock-Based Compensation

Teligent, L.L.C. Appreciation Rights and Appreciation Units

On September 1, 1996, Teligent, L.L.C. granted six separate Company Appreciation Rights ("CARs") to the Executive pursuant to an employment agreement. For each CAR, the Executive was entitled to receive a percentage of the excess of Teligent's fair market value, as defined, over the target value for the CAR. The CARs vest over a period of six years.

Also in 1996, Teligent, L.L.C. adopted a Long-Term Incentive Compensation Plan (the "Teligent LTIP") under which an aggregate of 1,600,000 appreciation units (the "Appreciation Units") were available and granted to employees and directors of the Company in 1996 and 1997.

The CARs and Appreciation Units (the "Equity Awards") could be settled in cash, equity securities of Teligent, L.L.C., a combination thereof, or any other form of consideration as the Board determined. These Equity Awards were considered to be variable under the provisions of APB Opinion No. 25, and therefore gave rise to compensation expense.

Conversion of CARs and Appreciation Units into Teligent Stock Options

In connection with the conversion of Teligent, L.L.C. to Teligent and the public offering of Teligent Class A Common Stock (see Note 3) the Equity Awards were converted into options (the "Teligent Conversion Options") to purchase 12,480,779 shares of Teligent Class A Common Stock at exercise prices ranging from $3.35 to $46.00 per share, such that the intrinsic value of the stock options approximated the intrinsic value of the Equity Awards. The Teligent stock options granted in connection with this conversion are governed by and subject to the terms of the 1997 Teligent Plan (see below) and have the same vesting schedule, vesting rights and term as the applicable Equity Awards which were converted.

Teligent recognized stock-based compensation expense of $84,042,000 and $2,778,000 in 1997 and 1996, respectively. The conversion created a measurement date whereby the variable Equity Awards were converted to nonvariable Stock Options. Upon conversion, the related liability was reclassed to additional paid-in capital and the difference between the intrinsic value of the Equity Awards at the time of conversion, and the cumulative compensation expense recognized to date, is being recognized over the remaining vesting period of the Teligent Conversion Options.

Teligent, Inc. 1997 Stock Incentive Plan

In 1997, Teligent established the Teligent, Inc. 1997 Stock Incentive Plan (the "Teligent Plan"). As of December 31, 1997, the maximum number of shares of Teligent common stock available for grant under the 1997 Plan was 14,729,125. Generally, all options granted vest over a period of five years and expire ten years from the date of grant. Additional information with respect to the Teligent Plan is as follows:

                                                   Number of    Weighted Average
                                                    Options      Exercise Price
                                                    --------    ----------------
     Options at beginning of year                          -              -
     Converted from Appreciation Units             6,471,047         $ 7.07
     Converted from CARs                           6,009,732         $12.41
     Options granted under Teligent plan             380,450         $22.18
     Options forfeited and returned to the plan      (50,544)        $12.94
                                                  -----------
     Options outstanding at end of year           12,810,685         $10.00
                                                  ===========
     Weighted average remaining contractual life   9.4 years

     Options exercisable at end of year:
       Exercise price of $6.52                     1,455,729
       Exercise price of $3.35                     1,001,622
                                                  -----------
         Total                                     2,457,351
                                                  ===========

TruePosition, Inc. 1995 Stock Incentive Plan ("TruePosition Plan")

The TruePosition Plan authorizes the granting of options to purchase up to 200,000 shares of common stock of TruePosition. Total shares authorized under the TruePosition Plan represent 10% of the fully diluted shares of TruePosition. Under the True Position Plan, in general, options may be granted at an option price no less than the fair value of the stock covered by the option on the grant date, for an option period of ten years. Options become exercisable over a period determined by the committee of nonemployee directors which administers the TruePosition Plan. Options granted to date are exercisable over either a one- or four-year period.

Activity of the TruePosition Plan is summarized below:

                                                   Number of    Weighted Average
                                                    Options      Exercise Price
                                                    --------    ----------------
Options outstanding, January 1, 1995                       -
   Granted                                            97,500         $21.00
   Exercised                                               -
   Canceled and returned to plan                           -
                                                     --------
Options outstanding, December 31, 1995                97,500         $21.00
   Granted                                            41,050         $42.00
   Exercised                                               -
   Canceled and returned to plan                     (10,000)        $21.00
                                                     --------
Options outstanding, December 31, 1996               128,550         $27.71
   Granted                                            56,550         $42.00

   Exercised                                               -
   Canceled and returned to plan                      (2,500)        $42.00
                                                     --------
Options outstanding, December 31, 1997               182,600         $31.94
                                                     ========
   Weighted average remaining contractual life     8.4 years

Options exercisable as of December 31, 1997           67,110         $23.54

Microwave Services, Inc. 1996 Stock Incentive Plan ("MSI Plan")

The MSI Plan, adopted in April 1996, authorizes the granting of options to purchase up to 200,000 shares of common stock of Microwave Services, Inc. ("MSI"), a wholly owned subsidiary of the Company which holds the Company's ownership interest in Teligent. Total shares authorized under the MSI Plan represent 10% of the fully diluted shares of MSI. Under the MSI Plan, in general, options may be granted at an option price no less than the fair value of the stock covered by the option on the grant date, for an option period of ten years. Options become exercisable over a period determined by the committee of nonemployee directors which administers the MSI Plan. In 1996, substantially all of the options authorized under the MSI Plan were granted at a weighted average exercise price of approximately $25.00 per share. Such options are exercisable over either a one- or four-year period.

SFAS 123 Pro forma Disclosures

Had compensation expense been determined in accordance with SFAS No. 123, the Company's net loss for the years ended December 31, 1997 and 1996 would have been $(62,738,000), or $(1.67) per share, and $(20,888,000), or $(0.56) per share, respectively.

The following summarizes the weighted average fair value of options granted using the Black-Scholes option pricing model and assumptions used:

                                        1994 Plan              Teligent Plan          TruePosition Plan       MSI Plan
Grants in                            1997         1996        1997        1996        1997         1996         1996
                                     ----         ----        ----        ----        ----         ----         ----
Weighted average fair value         $11.84         $ 6.37      $18.57      $14.04       $26.15      $24.35      $14.99

Weighted average assumptions:

     Risk-free interest rate           6.6%          6.5%        6.6%        7.0%         6.5%        6.0%        6.7%
     Expected life                 10 years      10 years    10 years    10 years     10 years    10 years    10 years

     Expected volatility                39%           34%         50%         34%          39%         34%         34%
     Expected dividends                  0%            0%          0%          0%           0%          0%          0%

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

Long-Term Debt

The fair value of long-term debt is based on quoted market prices for similar types of borrowing arrangements.

Considerable judgment enters into estimates of fair value. Accordingly, the estimates presented may not be indicative of the amounts that the Company could realize in a current market exchange.

The carrying amounts and fair values of the Company's financial instruments, in thousands, were as follows:


                                                      December 31, 1997                  December 31, 1996
                                                 --------------------------- ----------------------------------
                                                  Carrying         Estimated         Carrying         Estimated
                                                   Amount         Fair Value          Amount          Fair Value
                                                 ---------        ----------        ---------         ----------
Cash and cash equivalents                        $426,596          $426,596         $  3,341          $  3,341
Restricted cash and investments                    95,075            95,075                -                 -
Marketable equity securities                      841,311           841,311          425,895           425,895
Receivables from related parties                   24,535            24,535           28,983            28,983
Due to cellular equipment vendor                        -                 -           15,069            15,069
Short-term obligations                            110,991           110,991           77,526            77,526
Long-term debt, including current portion         308,326           309,916           10,408            10,408

Based upon the information reasonably available to it, including the information set forth in Note 7, the Company believes that the fair market value of its investments in Teletrac and PCS are in excess of carrying value.

17. Segment Information

The Company operates principally in three industry segments: wireless communication services in major cities across the United States and southeastern Mexico, radio broadcasting in Ohio, and retail art in New York, New York. Financial information by industry segment, in thousands, is as follows:

                                                                             Year ended December 31
                                                                     1997              1996             1995
                                                               ----------------- ----------------- ----------------
Revenues:
  Wireless communication services                                    $  21,985      $  17,435        $    1,884
  Radio broadcasting                                                     3,087          2,688             1,854
  Art gallery sales                                                        763            741               534
                                                               ----------------- ----------------- ----------------
Total revenues                                                       $  25,835       $ 20,864        $    4,272
                                                               ================= ================= ================
Operating loss:
  Wireless communication services                                    $(145,526)     $ (25,484)       $   (7,462)
  Radio broadcasting                                                      (883)          (645)             (293)
  Art gallery                                                             (661)          (731)             (742)
  Corporate                                                             (6,832)        (5,812)           (8,169)
                                                               ----------------- ----------------- ----------------
Operating loss                                                        (153,902)       (32,672)          (16,666)

Equity in loss of affiliates                                                 -         (2,119)           (2,912)
Other income (expense)                                                  88,407          9,259              (458)
                                                               ----------------- ----------------- ----------------
Loss before income taxes                                             $ (65,495)     $ (25,532)       $  (20,036)
                                                               ================= ================= ================


Identifiable assets:
  Wireless communication services                                  $   651,796      $  82,209         $  26,489
  Radio broadcasting                                                     3,534          3,740               947
  Art gallery                                                            1,294          1,290             1,421
  Corporate                                                            846,498        431,695           545,614
                                                               ----------------- ----------------- ----------------
                                                                   $ 1,503,122      $ 518,934         $ 574,471
                                                               ================= ================= ================

                                                                            Year ended December 31
                                                                 1997                1996                1995
                                                          ------------------- ------------------- -------------------
    Depreciation and amortization:
      Wireless communication services                              $10,920          $   4,426         $       906
      Radio broadcasting                                               489                330                 112
      Art gallery                                                       16                 13                  10
      Corporate                                                        301                287                 274
                                                          ------------------- ------------------- -------------------
                                                                   $11,726          $   5,056         $     1,302
                                                          =================== =================== ===================

    Capital expenditures:
       Wireless communication services                             $14,771          $   4,070         $       269
       Radio broadcasting                                              347                179                 115
       Art gallery                                                       2                 23                  12
       Corporate                                                       923                163                 246
                                                          ------------------- ------------------- -------------------
                                                                   $16,043          $   4,435         $       642
                                                          =================== =================== ===================

Segment information by geographic area, in thousands, is as follows:

                                                                            Year ended December 31
                                                                 1997                1996                1995
                                                          ------------------- ------------------- --------------------
    Revenues:
      United States                                             $    5,437       $    5,689          $    4,272
      Mexico                                                        20,398           15,175                   -
                                                          ------------------- ------------------- --------------------

                                                                $   25,835       $   20,864          $    4,272
                                                          =================== =================== ====================

    Operating loss:
      United States                                             $ (154,273)      $  (30,381)         $  (16,666)
      Mexico                                                           371           (2,291)                  -
                                                          ------------------- ------------------- --------------------
                                                                $ (153,902)      $  (32,672)         $  (16,666)
                                                          =================== =================== ====================

    Identifiable assets:
      United States                                             $1,476,156       $  488,934          $  574,471
      Mexico                                                        26,966           30,000                   -
                                                          ------------------- ------------------- --------------------
                                                                $1,503,122       $  518,934          $  574,471
                                                          =================== =================== ====================

Revenues from wireless communication services included sales to one customer representing approximately 19% of total revenues in 1995. No single customer accounted for more than 10% of the Company's total revenues in 1997 and 1996.

Approximately 80% and 50% of the Company's accounts receivable at December 31, 1997 and 1996, respectively, relate to Grupo. As part of its business of rendering cellular telephone services in the southeast region of Mexico, Grupo grants unsecured credit to customers, the majority of which are residents of that area. Grupo estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimates for bad debts.

Corporate assets consist principally of cash and cash equivalents, marketable equity securities, and prepaid expenses and other assets. Assets of the wireless communications segment include Mexican cellular telephone services, microwave communications services (including Teligent and Associated's microwave business, a competitive access provider in Los Angeles, California), the investments in Grupo (equity method in 1995), Omnipoint, Teletrac, and Mobilcom (prior to the 1997 sale discussed in Note 7), in addition to assets related to TruePosition.

18. Related Party Transactions

Related parties provided technical, administrative and management services to Teligent. In 1997, Teligent entered into a five-year technical service agreement (the "TSA") with a subsidiary of one of its stockholders (the "Provider"). Under the terms of the TSA, the Provider will provide certain technical services to Teligent relating to network design and implementation. During the first two years of the TSA, Teligent is required to pay the Provider a fee in the amount of $4 million per year. Payments during the remaining three years shall be negotiated annually based on the scope of technical services to be provided. Total expenses for services provided by related parties was approximately

$257,000 and $378,000 on a net equity basis in 1997 and 1996, respectively. Accounts payable at December 31, 1997 and 1996 includes approximately $333,000 and $576,000, respectively, for balances due to related parties for such services.

Receivable from related parties at December 31, 1997 and 1996 includes amounts due from related parties for technical, administrative, and management services provided by the Company, as well as loans granted to certain Teligent executives in 1997.

19. Quarterly Data (Unaudited)

                                                                              Quarter
                                               ----------------------------------------------------------------------
                                                    First            Second            Third             Fourth
                                               ----------------- ---------------- ----------------- -----------------
                                                               (In Thousands, Except Per Share Data)
1997
Revenues                                            $  5,642         $   6,259        $   6,233           $ 7,701
Operating loss                                       (11,269)          (48,425)         (31,836)          (62,372)

Net income (loss)                                     (9,106)          (39,018)         (18,628)           15,087

Net income (loss) per common share                 $    (.24)        $   (1.04)       $    (.50)       $      .40

1996

Revenues                                             $ 4,436           $ 5,089          $ 5,122          $  6,217
Operating loss                                        (4,907)           (5,143)          (9,050)          (13,572)
Net loss                                              (1,589)           (3,213)          (4,966)           (7,428)

Net loss per common share                          $    (.04)        $    (.09)        $   (.13)        $    (.20)

20. Subsequent Event

On February 20, 1998, Teligent completed an offering (the "Discounted Notes Offering") of $440 million 11.5% Discount Notes due 2008 (the "Discount Notes"). The Discount Notes carry zero-coupon interest until March 1, 2003, after which the Discount Notes pay interest at 11.5% payable March 1 and September 1 through March 1, 2008. Teligent received approximately $243.1 million net proceeds from the Discount Notes Offering, after deductions for offering expenses.

[co]                                     F-34

                 The Associated Group, Inc. and Subsidiaries

                Schedule II--Valuation and Qualifying Accounts

               Column A                    Column B               Column C               Column D        Column E
               --------                    --------               --------               --------        --------
                                                                  Additions
                                                        ------------------------------
                                          Balance at      Charged to     Charged to                     Balance at
                                           Beginning      Costs and         Other                         End of
              Description                  of Period       Expenses       Accounts      Deductions        Period
              -----------                 ----------      ----------     -----------    ----------      -----------
                                                                       (In Thousands)
Year ended December 31, 1997:
  Deducted from assets:
  Allowance for doubtful accounts
     (deducted from accounts
     receivable)                             $2,355        $ 1,058       $       -       $    918(A)    $  2,495
                                         ============== =============== ============== ============== ===============
  Inventory market valuation reserve
     (deducted from inventory)               $1,570        $     -       $       -       $      -       $  1,570
                                         ============== =============== ============== ============== ===============
   Deferred tax asset valuation
     allowance (deducted from deferred
     taxes)                                  $6,512        $22,975       $       -       $    183 (B)   $ 29,304
                                         ============== =============== ============== ============== ===============
Year ended December 31, 1996:
  Deducted from assets:
  Allowance for doubtful accounts
     (deducted from accounts
     receivable)                             $  183        $ 1,275       $   2,730 (C)   $  1,833 (A)   $  2,355
                                         ============== =============== ============== ============== ===============
  Inventory market valuation reserve
     (deducted from inventory)               $1,582        $     -       $       -       $     12 (D)   $  1,570
                                         ============== =============== ============== ============== ===============
   Deferred tax asset valuation
     allowance (deducted from deferred
     taxes)                                  $    -        $   187       $   6,325 (C)   $      -       $  6,512
                                         ============== =============== ============== ============== ===============
Year ended December 31, 1995:
  Deducted from assets:
     Allowance for doubtful accounts
       (deducted from accounts
       receivable)                           $   92        $   114       $       -       $     23 (A)   $    183
                                         ============== =============== ============== ============== ===============
     Inventory market valuation
       reserve (deducted from
       inventory)                            $1,573        $    60       $       -       $     51 (D)   $  1,582
                                         ============== =============== ============== ============== ===============


(A)--Accounts written off, net of recoveries.
(B)--Foreign currency translation gain.
(C)--Consolidation of Grupo Portatel, S.A. de C.V.
(D)--Inventory written off or sold below cost.

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


     Date: March 25, 1997        By:  /s/ David J. Berkman
                                      -------------------------------
                                             David J. Berkman
                                          Director and Executive
                                              Vice President


     Date: March 25, 1997        By:  /s/ Donald H. Jones
                                      -------------------------------

                                               Donald H. Jones
                                                   Director


     Date: March 25, 1997        By:  /s/ Joseph A. Katarincic
                                      --------------------------------
                                            Joseph A. Katarincic
                                                  Director

                                  EXHIBIT INDEX

   Exhibit No.                                                       Page Where
                                                                      Found or
                                                                    Incorporated
                                                                    by Reference

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

 4.1  Common Stock Certificates, filed as Exhibits 4.2 and 4.3           *
      to Form 8-K, dated December 22, 1994 and incorporated herein by reference.

 4.2  Rights Agreement, dated as of December 15, 1994, by and            *
      between the Company and Mellon Bank, N.A., filed as
      Exhibit 4.1 to Form 8-K, dated December 22, 1994 and incorporated herein by reference

10.1  Tax Disaffiliation Agreement, dated as of December 14,             *
      1994, by and among Associated Communications Corporation,
      Associated Communications of Delaware, Inc. and Associated
      Cellular Holdings, Inc., filed as Exhibit 10.1 to
      Registration Statement on Form 10/A dated November 15,
      1994 and incorporated herein by reference.

10.2  The Associated Group, Inc. 1994 Amended and Restated Stock
      Option and Incentive Award Plan.

10.3  Associated RT, Inc. (now known as True Position, Inc.) 1995        *
      Stock Incentive Plan, filed as Exhibit 10.3 to Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.

10.4  Microwave Services, Inc. 1996 Stock Incentive Plan,                *
      filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference.

10.5  Form of Employment Agreement, dated December 15, 1994,             *
      between Associated Communications of Delaware, Inc.

      and Myles P. Berkman, filed as Exhibit 10.6 to
      Registration Statement on Form 10/A dated November 15,
      1994 and incorporated herein by reference.

-------------------
*   Previously filed and incorporated by reference
** Filed only electronically with the Securities and Exchange Commission

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

10.10 Letter Agreement, dated as of March 6, 1998 by and between Associated Investments, Inc. and Goldman Sachs & Co.

10.11 Letter Agreement, dated as of December 12, 1997, by and between Associated Investments, Inc. and PNC Bank, National
      Association.

10.12 Form of Amended and Restated Discretionary Line of Credit          *
      Demand Note by and between Associated Investments, Inc. and
      PNC Bank, National Association.

10.13 Form of Amended and Restated Pledge Agreement by Associated
      Investments, Inc. in favor of PNC Bank, National Association.

10.14 Client Agreement, dated January 28, 1997, by and between           *
      Associated Investments, Inc. and Lehman Brothers, filed as
      Exhibit 10.13 to Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference.

10.15 Agreement, dated September 29, 1997, among Teligent, L.L.C.,       *

      Digital Services Corporation, Telcom-DTS Investors, L.L.C., Microwave Services, Inc., The Associated Group, Inc. and certain other parties, filed as Exhibit 1 to Schedule 13D of the Company with regard to its holdings in Teligent, Inc. and dated as of December 8, 1997 and incorporated herein by reference.


10.16 Stockholders Agreement, dated as of November 26, 1997, by          *
      and among Teligent, Inc., Microwave Services, Inc.,
      Telcom-DTS Investors, L.L.C., and NTT Investment Inc., filed as Exhibit 2 to Schedule 13D of the Company with regard to its holdings in Teligent, Inc. and dated as of December 8, 1997, and incorporated herein by reference.


-------------------
*  Previously filed and incorporated by reference
** Filed only electronically with the Securities and Exchange Commission

10.17 Registration Rights Agreement, dated as of March 6, 1998,          *
      by and between Teligent, Inc. and Microwave Services, Inc., filed as Exhibit 1 to Schedule 13D/A of the Company with regard to its holdings in Teligent, Inc. and dated as of March 9, 1998, and incorporated herein by reference.

21    Subsidiaries of the Registrant.

23    Consents of Independent Accountants.

27    Article 5 Financial Data Schedule for Annual Report on             **
      Form 10-K for the fiscal year ended December 31, 1996
      (filed only electronically with the Securities and Exchange Commission).

-------------------
*  Previously filed and incorporated by reference
** Filed only electronically with the Securities and Exchange Commission

         Index of Financial Statements and Financial Statement Schedule

        The following financial statements of The Associated Group, Inc. and subsidiaries are included in Item 8:

                Balance Sheets--December 31, 1997 and 1996

                Statements of Operations--Years ended December 31, 1997, 1996, and 1995

                Statements of Stockholders' Equity--Years ended December 31, 1997, 1996, and 1995

                Statements of Cash Flows--Years ended December 31, 1997, 1996, and 1995

                Notes to Financial Statements--December 31, 1997

        The following financial statement schedule of The Associated Group, Inc. and is included in Item 14(d):

                Schedule II--Valuation and Qualifying Accounts

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.