Form 10-Q
period 1998-03-31
ASSOCIATED GROUP INC
filed 1998-05-15
CIK 931183

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

                     -----------------------------------



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    ------------

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

                                 412-281-1907
                        (Registrant's telephone number)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X    No
                                                    ---      ---

         The number of shares outstanding of each of the issuer's classes of common stock, as of May 11, 1998:

           Common Stock, Class A                 18,765,924
           Common Stock, Class B                 19,299,540

PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

                  THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                               March 31,            December 31,
                                                                 1998                   1997
                                                        ------------------------------------------
                                                                   (dollars in thousands)
ASSETS
Current assets:
   Cash and cash equivalents                            $         639,200      $         426,596
   Accounts receivable, less allowance for
     doubtful accounts (March 31, 1998--$2,499;
     December 31, 1997--$2,495)                                     3,545                  3,188
   Receivable from related parties                                  3,900                  3,977
   Inventory held for resale                                        2,151                  2,175
   Prepaid expenses and other assets                                4,665                  2,485
   Restricted cash and investments                                 31,796                 30,373
   Deferred income taxes                                            1,523                  1,523
                                                        --------------------   -------------------
                 Total current assets                             686,780                470,317

Property and equipment, net of accumulated
   depreciation and amortization (March 31, 1998--
   $36,549; December 31, 1997--$34,827)                            83,809                 33,837

Marketable equity securities, at fair value
   (cost:  March 31, 1998--$6,958;
   December 31, 1997--$7,726)                                   1,025,905                841,311
Notes receivable from related parties                              20,503                 20,558
Restricted investments                                             64,599                 64,702
Other noncurrent assets                                            78,693                 72,397
                                                        --------------------   -------------------

Total assets                                            $       1,960,289      $       1,503,122
                                                        ====================   ===================


See notes to consolidated financial statements

                  THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS (UNAUDITED) - Continued

                                                               March 31,            December 31,
                                                                 1998                   1997
                                                        ------------------------------------------
                                                                   (dollars in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                     $          53,672      $          18,083
   Employee compensation                                            3,500                  2,748
   Interest payable                                                12,128                  3,354
   Short-term obligations                                         120,703                110,991
   Current portion of long-term debt                                2,082                  2,082
   Other current liabilities                                        7,447                  6,406
                                                        --------------------       ---------------
                 Total current liabilities                        199,532                143,664

Deferred compensation                                               2,651                  2,417
Long-term debt, excluding current portion                         559,726                306,244
Deferred income taxes                                             315,085                257,689
Minority interests                                                155,926                174,588

Commitments and contingencies                                          -                      -

Stockholders' equity:
   Preferred stock, par value $.01 per share;
     authorized 5,000,000 shares; none issued                          -                      -
   Class A Common Stock, par value $.10 per share;
     authorized 100,000,000 shares; 18,765,924 issued
     and outstanding in 1998 and 1997                               1,876                  1,876
   Class B Common Stock, par value $.10 per share;
     authorized 50,000,000 shares; 19,295,540 and
     18,854,760 issued and outstanding in 1998 and 1997             1,930                  1,885
   Additional paid-in capital                                     143,218                134,716
   Accumulated deficit                                            (81,971)               (61,787)
   Accumulated other comprehensive income                         662,316                541,830
                                                        --------------------   -------------------
                 Total stockholders' equity                       727,369                618,520
                                                        --------------------   -------------------

Total liabilities and stockholders' equity              $       1,960,289      $       1,503,122
                                                        ====================   ===================

See notes to consolidated financial statements

                  THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                              Three Months Ended March 31,
                                                                1998                   1997
                                                        -----------------------------------------
                                                        (in thousands, except per share amounts)
Revenues                                                 $         7,380        $        5,642

Costs and expenses:
   Cost of sales and services                                     10,981                 3,087
   Direct research and development expenses                        1,856                 1,577
   Sales, general and administrative expenses                     25,789                 8,831
   Stock-based compensation expense                                6,630                 2,084
   Depreciation and amortization expense                           2,881                 1,332
                                                        ------------------     ------------------
                                                                  48,137                16,911
                                                        ------------------     ------------------
Operating loss                                                   (40,757)              (11,269)

Other income (expense):
   Gain on sale of marketable equity securities                    1,162                 2,223
   Interest and dividend income                                    8,556                   524
   Interest expense                                              (13,953)               (1,566)
   Other                                                            (108)                   32
   Minority interests                                             22,635                (1,393)
                                                        ------------------     ------------------
                                                                  18,292                  (180)
                                                        ------------------     ------------------
Loss before income taxes                                         (22,465)              (11,449)

Income tax benefit                                                 2,281                 2,343
                                                        ------------------     ------------------

Net loss                                                 $       (20,184)       $       (9,106)
                                                        ==================     ==================

Net loss per common share                                $          (.53)       $         (.24)
                                                        ==================     ==================

Weighted average common shares outstanding                        37,828                37,573


See notes to consolidated financial statements

                  THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                   Three Months Ended March 31,
                                                                1998                         1997
                                                        -----------------------------------------------
                                                                      (dollars in thousands)
Cash Flows From Operating Activities
   Net loss                                               $      (20,184)              $       (9,106)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                                 2,881                        1,332
     Amortization of discount on long-term debt                    2,947                            -
     Provision for losses on accounts receivable                     116                          266
     Gain on sale of investments                                  (1,162)                      (2,223)
     Stock-based compensation                                      6,630                        2,084
     Minority interests                                          (22,635)                       1,393
     Provision for deferred income taxes                          (2,396)                      (2,468)
     Other                                                         1,279                          546
     Change in assets and liabilities:
       Accounts receivable                                          (473)                        (767)
       Inventory held for resale                                      24                           (8)
       Prepaid expenses and other assets                          (2,180)                        (537)
       Restricted cash and investments                            (1,320)                           -
       Accounts payable (excluding capital assets)                (5,340)                      (1,179)
       Employee compensation                                         752                         (786)
       Interest payable                                            8,774                            -
       Other current liabilities                                   1,041                          921
       Deferred compensation                                         234                          240
                                                        ------------------            -----------------
Net Cash Used In Operating Activities                            (31,012)                     (10,292)

Cash Flows From Investing Activities
   Purchases of property and equipment                           (10,928)                      (1,712)
   Proceeds from sale of investments                               1,930                        2,245
   Purchase of marketable equity securities                           -                          (767)
   Increase in receivable from related parties                      (610)                        (591)
   Investments in and acquisitions of wireless
       communications affiliates                                      -                        (5,967)
   Other investing activities, net                                  (255)                         (13)
                                                        ------------------            -----------------
Net Cash Used In Investing Activities                             (9,863)                      (6,805)


Cash Flows From Financing Activities

   Proceeds from short-term obligations, net                       9,712                       16,710
   Proceeds from long-term debt                                  250,703                           -
   Repayment of long-term debt                                      (168)                        (170)
   Payment of debt issue costs                                    (7,558)                          -
   Other financing activities, net                                   790                           18
                                                        ------------------            -----------------
Net Cash Provided By Financing Activities                        253,479                       16,558
                                                        ------------------            -----------------

Net Increase (Decrease) In Cash And Cash Equivalents             212,604                         (539)
Cash And Cash Equivalents At Beginning Of Period                 426,596                        3,341
                                                        ------------------            -----------------
Cash And Cash Equivalents At End Of Period                $      639,200               $        2,802
                                                        ==================            =================

See notes to consolidated financial statements

THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of The Associated Group, Inc. ("Associated") and Subsidiaries (the "Company," as used herein, includes all consolidated subsidiaries, unless the context otherwise indicates) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Certain amounts in the financial statements for the 1997 periods have been reclassified to conform to the financial statement presentation for the current period. These reclassifications have no effect on the net loss.

Consolidated subsidiaries include Teligent, Inc. ("Teligent"), a development stage company founded in 1996 which intends to be a provider of high-quality, low-cost voice, data and video telecommunications services primarily to small and medium-sized businesses in 74 of the more populous U.S. metropolitan areas in which it holds licenses from the Federal Communications Commission ("FCC"), and Grupo Portatel, S.A. de C.V. and subsidiaries ("Grupo"), a cellular telephone service provider in southeastern Mexico.

2.   MARKETABLE EQUITY SECURITIES

The cost and market value of marketable equity securities classified as available for sale at March 31, 1998, are as follows:


                                                                    Cost of      Market Value of
                Name of Issuer and                Number of       Each Issue       Each Issue
                Title of Each Issue                Shares        In Thousands     In Thousands
-------------------------------------------------------------------------------------------------
Tele-Communications, Inc.:
     Series A TCI Group Common Stock              9,111,202        $ 2,559       $   283,301
     Series B TCI Group Common Stock              7,123,167          1,178           231,503
     Series A TCI Ventures Group Common Stock     6,737,548            946           118,749
     Series A Liberty Media Group Common Stock    8,180,955          1,339           281,220
     Series B Liberty Media Group Common Stock    2,651,944            273            93,150

TCI Satellite Entertainment, Inc.:
     Series A Common Stock                        1,247,997            334             8,892
     Series B Common Stock                          707,185             90             5,039

Others                                              Various            239             4,051
                                                             ------------------------------------
                                                                   $ 6,958        $1,025,905
                                                             ====================================

On January 8, 1998, the Board of Directors of Tele-Communications, Inc. ("TCI") declared a two-for-one stock split, effected in the form of a stock dividend, of Series A TCI Ventures Group Common Stock, and a three-for-two stock split, effected in the form of a dividend, of Series A Liberty Media Group Common Stock and Series B Liberty Media Group Common Stock. Also in January 1998, the Company received 51,315 shares of Series B TCI Group Common Stock awarded in connection with the settlement of litigation involving the merger of TCI and Liberty Media Corporation in 1994.

During the first quarter of 1998 and 1997, the company sold certain marketable securities for proceeds of approximately $1,930,000 and $2,245,000, respectively. These sales resulted in pretax gains of $1,162,000 and $2,223,000 in 1998 and 1997, respectively.

Including the effects of the sale of marketable equity securities during the periods, adjustments to the unrealized gain on marketable equity securities, net of tax, recorded as a separate component of stockholders' equity were $120,486,000 and $13,735,000 in the three months ended March 31, 1998 and 1997, respectively.


3.   SHORT-TERM OBLIGATIONS

The Company's outstanding short-term obligations were as follows (in thousands):


                                                      March 31,            December 31,
                                                        1998                  1997
                                                 -----------------      -----------------
      Bank borrowing                                     $ 19,000               $ 19,000
      Three brokerage margin loan facilities              101,703                 91,991
                                                 -----------------      -----------------
                                                         $120,703               $110,991
                                                 =================      =================


At March 31, 1998, an aggregate of 8,511,202 and 6,737,548 shares of Series A TCI Group Common Stock and Series A TCI Ventures Group Common Stock, respectively, was pledged as collateral under the Company's short-term credit facilities.

4.   LONG-TERM DEBT

On February 20, 1998, Teligent completed an offering of $440 million 11 1/2% Senior Discount Notes due 2008 (the "Discount Notes"). The Discount Notes carry zero-coupon interest until March 1, 2003, after which the Discount Notes pay interest at 11 1/2%, payable March 1 and September 1 through March 1, 2008. Teligent received approximately $243,145,000 proceeds from the offering, net of offering expenses of approximately $7,558,000.

The Company's long-term debt consists of the following (in thousands):

                                                    March 31,             December 31,
                                                       1998                   1997
                                                 -----------------      -----------------

   Teligent 11 1/2% Senior Notes due 2007              $300,000               $300,000
   Teligent 11 1/2% Senior Discount Notes due 2008      253,650                      -
   Grupo loans                                            6,076                  6,244
                                                 -----------------      -----------------
                                                       $559,726               $306,244
                                                 =================      =================

5.   CAPITAL STOCK AND PER SHARE DATA

On October 7, 1997, the Company's Board of Directors approved a two-for-one stock split of the Company's Class A Common Stock and Class B Common Stock, effected in the form of a stock dividend of one share of Class A Common Stock and one share of Class B Common Stock for each outstanding share of Class A Common Stock and Class B Common Stock, respectively, held by stockholders of record on October 17, 1997. Per share amounts and the weighted average number of shares outstanding for the 1997 period have been restated to reflect the stock dividend.

During the three months ended March 31, 1998, shares outstanding of the Company's Class B Common Stock increased by 440,780 shares as a result of stock option exercises.

Loss per common share data is presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, and is calculated using the weighted average number of common shares outstanding. Fully diluted net loss per share including stock options is not presented since the effect of including the stock options would be antidilutive.

6.     COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net loss or stockholders' equity.

During the three months ended March 31, 1998 and 1997, total comprehensive income (loss) amounted to $100,286,000 and ($18,527,000), respectively, including other comprehensive income for the unrealized gains and losses on the Company's available-for-sale securities. Accumulated other comprehensive income represents unrealized gains on marketable equity securities, net of deferred taxes of $356,631,000 and $291,755,000, as of March 31, 1998 and December 31,
1997, respectively.

7.   INCOME TAXES

The Company's income tax provision includes the income taxes for the consolidated income tax return of Associated as well as the separate income tax returns of Grupo and Teligent. As a result of the merger of Teligent, L.L.C. into Teligent in November 1997, the Company's pro-rata share of Teligent's losses for the period prior to the merger were included in Associated's tax returns; however, subsequent to the merger Teligent will file separate income tax returns. Teligent has recorded a valuation allowance to offset the income tax benefit generated in the three months ended March 31, 1998, resulting in a reduction in the Company's consolidated effective tax rate as compared to the statutory rate.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This Form 10-Q contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to economic, key employee, competitive, governmental and technological factors affecting the Company's growth, operations, markets, products, services, licenses and other factors discussed in the Company's other filings with the Securities and Exchange Commission. These factors may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

Financial Condition

Corporate

         The Company has funded significant start-up operating and capital costs for its wireless communications related businesses and interests, primarily Teligent and TruePosition, during 1998 and 1997. The Company expects to continue to incur substantial costs developing these businesses and technologies. Currently, the Company's cash requirements (other than those of Teligent) are being met by i) borrowings under margin loan facilities with three brokerage firms and a bank demand loan, and ii) proceeds from the sale of investments. The Company's margin loan facilities are secured by shares of Tele-Communications, Inc. Series A TCI Group Common Stock and Tele-Communications, Inc. Series A TCI Ventures Group Common Stock. Borrowings under one of the margin loan facilities are limited to 65% of the market value of the pledged stock, up to a maximum of $200,000,000. Borrowings under the other two brokerage margin loan facilities are limited to 50% of the market value of the pledged stock. Borrowings under the three margin loan facilities bear interest at variable rates based upon the broker call rate or the Fed Funds rate plus an applicable margin.

         As of May 11, 1998, based on (a) the market value of the 8,511,202 and 6,737,548 shares of Series A TCI Group Common Stock and Series A TCI Ventures Group Common Stock, respectively, pledged in the aggregate and (b) aggregate outstanding short-term obligations under these credit facilities of approximately $124,213,000, the Company's unused borrowing capacity is approximately $141,046,000. A significant portion of the Company's assets are liquid, and can be pledged as security for added borrowing capacity. Given the market value of the remaining shares of the Company's marketable equity securities portfolio that can be pledged as additional security, the Company's borrowing facilities may provide for maximum aggregate unused borrowings of approximately $480,276,000 as of May 11, 1998. The Company's ability to meet cash needs in the near term for future development depends in large part on the value of the marketable equity securities. The Company periodically evaluates its financial position and alternative financing arrangements.

 Teligent

         Teligent, which was founded in 1996, has experienced significant operating and net losses and negative operating cash flow to date and expects to continue to experience operating and net losses and negative operating cash flow until such time as it develops a revenue-generating customer base sufficient to fund operating expenses. Teligent's operations have been funded by both capital invested by strategic investors (including the Company) and its initial public offering of Class A Common Stock completed in November 1997, as well as public and private debt offerings. On February 20, 1998, Teligent completed an offering of $440 million 11 1/2% Senior Discount Notes due 2008 (the "Discount Notes"). The Discount Notes carry zero-coupon interest until March 1, 2003, after which the Discount Notes pay interest at 11 1/2% per annum payable March 1 and September 1, through March 1, 2008. Teligent received approximately $243,145,000 proceeds from the offering, net of offering expenses of approximately $7,558,000.

         After Teligent initiates service in a significant number of markets, it expects to achieve positive operating margins over time by increasing the number of revenue-generating customers and providing additional capacity for its customers without significantly increasing related capital expenditures, costs of building access rights and other operating costs. Over time, Teligent's management believes that Teligent's cost structure will be further enhanced as the majority of its network deployment costs will consist of electronics, which tend to decline in price through time as economies of scale are achieved. Teligent's management expects that operating and net losses and negative operating cash flow will increase significantly as Teligent implements its growth strategy.

Historical Cash Flows

         Net cash used in operating activities was $31,012,000 and $10,292,000 for the three months ended March 31, 1998 and 1997, respectively. The Company's operating cash needs increased in the 1998 period primarily for start up expenses of Teligent. Net cash used in investing activities was $9,863,000 in the three months ended March 31, 1998 and $6,805,000 for the same period of 1997. The $3,058,000 change between periods was primarily due to an increase of $9,216,000 in purchases of property and equipment, primarily by Teligent, offset by a first quarter 1997 payment by Teligent of $5,570,000 for the acquisition of FirstMark, a company which holds 24 GHz fixed wireless licenses. The Company also sold certain marketable equity securities in the first quarter of 1998 and 1997, for proceeds of $1,930,000 and $2,245,000, respectively. Net cash provided by financing activities in the 1998 and 1997 periods were $253,479,000 and $16,558,000, respectively. The increase of $236,921,000 is principally from the net proceeds of Teligent's 11 1/2% Senior Discount Notes issued in February 1998, the proceeds of which will be used to fund the future growth of Teligent.

Operating Results for the Three Months Ended March 31, 1998, Compared to the

Three Months Ended March 31, 1997

         Revenues increased $1,738,000, or 31% in the 1998 period compared to the 1997 period. The increase is attributable to an increase in wireless communications revenues, principally a result of growth in Grupo's cellular subscriber base. Cost of sales and services increased $7,894,000, principally due to operating costs incurred by Teligent, which is currently focusing on the acquisition of operating sites, deployment of equipment, and other start up activities in order to initiate service in a number of major markets by the end of 1998.

         Direct research and development expenses were $1,856,000 and $1,577,000 in the 1998 and 1997 periods, respectively, primarily for expenditures of TruePosition. Sales, general and administrative expenses were $25,789,000 and $8,831,000 in the 1998 and 1997 periods, respectively. The increase of $16,958,000 was principally the result of expenditures relating to the growth of Teligent's operations.

         Stock-based compensation expense is the result of appreciation rights granted by Teligent, which were converted into stock options ("Conversion Options") in November 1997 in connection with Teligent's initial public offering. Such expense was $6,630,000 and $2,084,000 in the first three months of 1998 and 1997, respectively. The increase in this non-cash charge is primarily due to additional grants, vesting, and the appreciation in value of Teligent from the first quarter of 1997 through the date the appreciation rights were converted into stock options. The value of the Conversion Options is being amortized over their remaining vesting period.

         Depreciation expense increased from $1,332,000 in the three months ended March 31, 1997, to $2,881,000 in the same period of 1998, principally due to Teligent's volume of fixed asset purchases in 1997 and continuing in the first quarter of 1998, and the amortization of licenses acquired by Teligent in the second half of 1997.

         The Company recognized pretax gains on the sales of certain marketable equity securities in both the 1998 and 1997 periods. The 1998 gain was $1,162,000 compared to a gain of $2,223,000 in 1997. Interest and dividend income was $8,556,000 and $524,000 in the 1998 and 1997 periods, respectively. The increase in 1998 of $8,032,000 is primarily the result of a higher level of invested funds raised from Teligent's debt and equity offerings in the fourth quarter of 1997 and first quarter of 1998. Interest expense was $13,953,000 and $1,566,000 in the 1998 and 1997 periods, respectively, reflecting the higher level of long-term debt of Teligent. Minority interests were $22,635,000 and $(1,393,000) in the 1998 and 1997 periods, respectively. The increase is the result of the third party ownership interest in the net loss of Teligent in the period. Such interest was not recognized in 1997 under generally accepted accounting principles due to the negative equity position of Teligent in 1997.


         The Company recognized an income tax benefit (net of foreign tax expense of Grupo) at an effective rate of approximately 10% and 20% in the 1998 and 1997 periods, respectively. The principal difference between the 1998 effective tax rate and the statutory rate is from valuation allowances recorded by Teligent (see Note 7 to the consolidated financial statements included elsewhere herein). The principal difference between the 1997 effective tax rate and the statutory rate is the recognition by the Company of 100% of the net loss of Teligent (which was a limited liability company, taxed as a partnership, until November 1997) with no minority interest adjustment, while the Company's tax benefit reflects 55% of such loss (the Company's ownership interest in Teligent as of March 31, 1997).

         The Company's net loss was $20,184,000 for the three months ended March 31, 1998, compared to a net loss of $9,106,000 for the three months ended March 31, 1997. The higher loss in the 1998 period resulted primarily from increased operating and administrative expenditures for the start-up of Teligent.

PART II--OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits. The following exhibits are filed as part of this Form
10-Q:

                  Exhibit
                  Number                    Description
                  ------                    -----------

                      27 Article 5 Financial Data Schedule for Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (filed only electronically with the Securities and Exchange Commission).

         (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           THE ASSOCIATED GROUP, INC.
                                                  (Registrant)

Date:  May 11, 1998                       By:  /s/ Myles P. Berkman
                                               --------------------
                                                Myles P. Berkman
                                  Chairman, President, Chief Executive Officer
                                                  and Treasurer
                                  (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

                                                            Page Where
                                                             Found or
   Exhibit                                                 Incorporated
   Number                                                  by Reference
   -----------                                           -----------------


      27      Article 5 Financial Data Schedule for
              Quarterly Report on Form 10-Q for the
              quarter ended March 31, 1998.                     *

------------------
*  Filed only electronically with the Securities and Exchange Commission