Form 10-Q
period 1998-06-30
ASSOCIATED GROUP INC
filed 1998-08-14
CIK 931183

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
                         ------------------------------

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____________ to  _______________

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

                                  412-281-1907
                         (Registrant's telephone number)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No
                                                ---     ---
         The number of shares outstanding of each of the issuer's classes of common stock, as of August 11, 1998:

                    Common Stock, Class A          18,765,924
                    Common Stock, Class B          19,334,540

PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

                   THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                June 30,   December 31,
                                                                  1998         1997
                                                                -----------------------
                                                                (dollars in thousands)
ASSETS
Current assets:

   Cash and cash equivalents                                   $  589,370   $  426,596
   Accounts receivable, less allowance for doubtful accounts
     (June 30, 1998--$2,359; December 31, 1997--$2,495)             4,028        3,188
   Receivable from related parties                                  2,835        3,977
   Inventory held for resale                                        2,096        2,175
   Prepaid expenses and other assets                                3,553        2,485
   Restricted cash and investments                                 30,016       30,373
   Deferred income taxes                                            1,523        1,523
                                                               ----------   ----------
                 Total current assets                             633,421      470,317

Property and equipment, net of accumulated
   depreciation and amortization (June 30, 1998--
   $38,745; December 31, 1997--$34,827)                            99,618       33,837

Marketable equity securities, at fair value
   (cost: June 30, 1998--$6,958; December 31, 1997--$7,726)     1,225,884      841,311
Notes receivable from related parties                              20,402       20,558
Restricted investments                                             50,736       64,702
Other noncurrent assets                                            78,565       72,397
                                                               ----------   ----------

Total assets                                                   $2,108,626   $1,503,122
                                                               ==========   ==========


See notes to consolidated financial statements

                   THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS (UNAUDITED) - Continued

                                                            June 30,     December 31,
                                                             1998            1997
                                                           --------------------------
                                                           (dollars in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                       $    55,156    $    18,083
   Employee compensation                                        8,190          2,748
   Interest payable                                             3,220          3,354
   Short-term obligations                                     130,216        110,991
   Current portion of long-term debt                            2,082          2,082
   Other current liabilities                                    3,105          6,406
                                                          -----------    -----------
                 Total current liabilities                    201,969        143,664

Deferred compensation                                           2,927          2,417
Long-term debt, excluding current portion                     566,078        306,244
Deferred income taxes                                         381,813        257,689
Minority interests                                            125,364        174,588

Commitments and contingencies                                    --             --

Stockholders' equity:
   Preferred stock, par value $.01 per share;
     authorized 5,000,000 shares; none issued                    --             --
   Class A Common Stock, par value $.10 per share;
     authorized 100,000,000 shares; 18,765,924 issued
     and outstanding in 1998 and 1997                           1,876          1,876
   Class B Common Stock, par value $.10 per share;
     authorized 50,000,000 shares; 19,302,540 and
     18,854,760 issued and outstanding in 1998 and 1997         1,930          1,885
   Additional paid-in capital                                 146,167        134,716
   Accumulated deficit                                       (111,800)       (61,787)
   Accumulated other comprehensive income                     792,302        541,830
                                                          -----------    -----------
                 Total stockholders' equity                   830,475        618,520
                                                          -----------    -----------
Total liabilities and stockholders' equity                $ 2,108,626    $ 1,503,122
                                                          ===========    ===========


See notes to consolidated financial statements

                   THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   Three Months Ended June 30,    Six Months Ended June 30,
                                                      1998              1997            1998           1997
                                                  ----------------------------    ----------------------------
                                                   (amounts in thousands, except share and per share amounts)
Revenues                                          $      7,947    $      6,259    $     15,327    $     11,901

Costs and expenses:
   Cost of sales and services                           21,462           3,957          32,443           7,044
   Direct research and development expenses              1,721           1,727           3,577           3,304
   Sales, general and administrative expenses           32,689          11,874          58,478          20,706
   Stock-based compensation expense                      8,423          35,790          15,053          37,873
   Depreciation and amortization expense                 3,286           1,336           6,167           2,668
                                                  ------------    ------------    ------------    ------------
                                                        67,581          54,684         115,718          71,595
                                                  ------------    ------------    ------------    ------------
Operating loss                                         (59,634)        (48,425)       (100,391)        (59,694)

Other income (expense):

   Gain on sale of marketable equity securities           --               262           1,162           2,485
   Interest and dividend income                         10,665             808          19,221           1,332
   Interest expense                                    (18,417)         (1,946)        (32,370)         (3,512)
   Other                                                  (191)             79            (299)            111
   Minority interests                                   34,669              43          57,304          (1,350)
                                                  ------------    ------------    ------------    ------------
                                                        26,726            (754)         45,018            (934)
                                                  ------------    ------------    ------------    ------------
Loss before income taxes                               (32,908)        (49,179)        (55,373)        (60,628)

Income tax benefit                                       3,079          10,161           5,360          12,504
                                                  ------------    ------------    ------------    ------------
Net loss                                          $    (29,829)   $    (39,018)   $    (50,013)   $    (48,124)
                                                  ============    ============    ============    ============
Net loss per common share                         $       (.78)   $      (1.04)   $      (1.32)   $      (1.28)
                                                  ============    ============    ============    ============
Weighted average common shares outstanding          38,065,464      37,562,744      37,930,614      37,562,458



See notes to consolidated financial statements

                   THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                    Six Months Ended June 30,
                                                       1998           1997
                                                    -------------------------
                                                      (dollars in thousands)
Cash Flows From Operating Activities
   Net loss                                          $ (50,013)   $ (48,124)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                       6,167        2,668
     Amortization of discount on long-term debt         10,170         --
     Provision for losses on accounts receivable           564          554
     Gain on sale of investments                        (1,162)      (2,485)
     Stock-based compensation                           13,553       37,873
     Minority interests                                (57,304)       1,350
     Provision for deferred income taxes                (5,587)     (12,750)
     Other                                               2,527        1,521
     Change in assets and liabilities:
       Accounts receivable                              (1,404)        (269)
       Inventory held for resale                            79           41
       Prepaid expenses and other assets                (1,068)        (377)
       Restricted cash and investments                  14,323         --
       Accounts payable (excluding capital assets)      13,059         (780)
       Employee compensation                             5,442          183
       Other current liabilities                        (3,435)       1,163
       Deferred compensation                               510          479
                                                     ---------    ---------
Net Cash Used In Operating Activities                  (53,579)     (18,953)

Cash Flows From Investing Activities
   Purchases of property and equipment                 (46,046)      (4,473)
   Proceeds from sale of investments                     1,930        2,512
   Purchase of marketable equity securities               --           (767)
   Increase in receivable from related parties          (1,309)      (4,063)
   Investments in and acquisitions of wireless
       communications affiliates                          --         (6,167)
   Other investing activities, net                        (390)         (71)
                                                     ---------    ---------
Net Cash Used In Investing Activities                  (45,815)     (13,029)

Cash Flows From Financing Activities
   Proceeds from short-term obligations, net            19,225       33,712
   Proceeds from long-term debt                        250,703         --
   Repayment of long-term debt                          (1,039)      (1,040)
   Payment of debt issue costs                          (7,558)        --
   Other financing activities, net                         837            8
                                                     ---------    ---------
Net Cash Provided By Financing Activities              262,168       32,680
                                                     ---------    ---------
Net Increase in Cash and Cash Equivalents              162,774          698
Cash and Cash Equivalents at Beginning Of Period       426,596        3,341
                                                     ---------    ---------
Cash and Cash Equivalents at End Of Period           $ 589,370    $   4,039
                                                     =========    =========

See notes to consolidated financial statements

THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of The Associated Group, Inc. ("Associated") and Subsidiaries (the "Company," as used herein, includes all consolidated subsidiaries, unless the context otherwise indicates) have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Certain amounts in the financial statements for the 1997 periods have been reclassified to conform to the financial statement presentation for the current period. These reclassifications have no effect on the net loss.

Consolidated subsidiaries include Teligent, Inc. ("Teligent") (formerly Teligent, L.L.C.), a development stage company founded in 1996 which intends to be a provider of high-quality, low-cost voice, data and video telecommunications services primarily to small and medium-sized businesses in 74 of the more populous U.S. metropolitan areas in which it holds licenses from the Federal Communications Commission ("FCC"), and Grupo Portatel, S.A. de C.V. and subsidiaries ("Grupo"), a cellular telephone service provider in southeastern Mexico.

2.   MARKETABLE EQUITY SECURITIES

The cost and market value of marketable equity securities classified as available for sale at June 30, 1998, are as follows:

                                                               Cost of     Market Value of
           Name of Issuer and                     Number of   Each Issue     Each Issue
           Title of Each Issue                     Shares    In Thousands   In Thousands
------------------------------------------------------------------------------------------
Tele-Communications, Inc.:
     Series A TCI Group Common Stock              9,111,202   $    2,559   $  350,212
     Series B TCI Group Common Stock              7,123,167        1,178      299,618
     Series A TCI Ventures Group Common Stock     6,737,548          946      135,172
     Series A Liberty Media Group Common Stock    8,180,955        1,339      317,523
     Series B Liberty Media Group Common Stock    2,651,944          273      108,730

TCI Satellite Entertainment, Inc.:
     Series A Common Stock                        1,247,997          334        7,332
     Series B Common Stock                          707,185           90        3,801

Others                                              Various          239        3,496
                                                              ----------   ----------
                                                              $    6,958   $1,225,884
                                                              ==========   ==========


In June 1998, AT&T Corp. announced that it had signed a definitive merger agreement with Tele-Communications, Inc. ("TCI"). As stated in its Current Report on Form 8-K dated June 23, 1998, AT&T will issue 0.7757 shares of AT&T Common Stock for each share of Series A TCI Group Common Stock, and 0.8533 shares of AT&T Common Stock for each share of Series B TCI Group Common Stock. The merger is subject to regulatory and other approvals, and is expected to close in the first half of 1999. In addition, TCI announced its intention to combine Liberty Media Group and TCI Ventures Group concurrently with, but not conditional upon, the AT&T merger. In the combination, which is subject to TCI shareholder approval, each outstanding share of Series A and Series B TCI Ventures Group Common Stock would by exchanged for .52 shares of Series A or Series B Liberty Media Group Common Stock, respectively. Upon closing of the AT&T merger, the shareholders of Liberty Media Group will be issued a separate tracking stock by AT&T to continue their interests in the combined Liberty Media and TCI Ventures Group.

On January 8, 1998, the Board of Directors of TCI declared a two-for-one stock split, effected in the form of a stock dividend, of Series A TCI Ventures Group Common Stock, and a three-for-two stock split, effected in the form of a stock dividend, of Series A Liberty Media Group Common Stock and Series B Liberty Media Group Common Stock. Also in January 1998, the Company received 51,315 shares of Series B TCI Group Common Stock awarded in connection with the settlement of litigation involving the merger of TCI and Liberty Media Corporation in 1994.

During the first six months of 1998 and 1997, the company sold certain marketable securities for proceeds of approximately $1,930,000 and $2,512,000, respectively. These sales resulted in pretax gains of $1,162,000 and $2,485,000 in 1998 and 1997, respectively.

The change in the unrealized gain on marketable equity securities, net of tax, recorded as a separate component of stockholders' equity was $250,472,000 and $44,555,000 in the six months ended June 30, 1998 and 1997, respectively.

3.   SHORT-TERM OBLIGATIONS

The Company's outstanding short-term obligations were as follows (in thousands):

                                   June 30,  December 31,
                                     1998       1997
                                   --------  ------------

Bank borrowing                     $ 22,000   $ 19,000
Brokerage margin loan facilities    108,216     91,991
                                   --------   --------
                                   $130,216   $110,991
                                   ========   ========

At June 30, 1998, an aggregate of 8,511,202 and 6,737,548 shares of Series A TCI Group Common Stock and Series A TCI Ventures Group Common Stock, respectively, was pledged as collateral under the Company's short-term credit facilities.

4.   LONG-TERM DEBT

On February 20, 1998, Teligent completed an offering of $440 million 11 1/2% Senior Discount Notes due 2008 (the "Discount Notes"). The Discount Notes carry zero-coupon interest until March 1, 2003, after which the Discount Notes pay interest at 11 1/2%, payable March 1 and September 1 through March 1, 2008. Teligent received proceeds of approximately $243,145,000 from the offering, net of offering expenses of approximately $7,558,000.

On July 2, 1998, Teligent entered into a credit agreement providing for borrowings up to an aggregate of $800 million (the "Credit Agreement"). The Credit Agreement is for the purchase of telecommunications equipment, software and services, as well as working capital. Borrowings under the Credit Agreement are subject to certain conditions, and are secured by substantially all of the assets of Teligent.

The Company's long-term debt, net of current portion, consists of the following (in thousands):

                                                 June 30,  December 31,
                                                   1998       1997
                                                 --------  ------------

Teligent 11 1/2% Senior Notes due 2007           $300,000   $300,000
Teligent 11 1/2% Senior Discount Notes due 2008   260,873       --
Grupo loans                                         5,205      6,244
                                                 --------   --------
                                                 $566,078   $306,244
                                                 ========   ========

5.   MINORITY INTEREST

The minority interest liability and related income or expense reflects the outside minority ownership of consolidated subsidiaries. However, in 1997 the minority interest for the three and six month periods ended June 30, 1997 did not reflect the minority interest in Teligent's losses of $19,400,000 and $23,715,000 (income effects to the Company) as a result of the negative equity position of Teligent. If such minority interests were recognized, the Company's losses would have been ($19,618,000), or $(.52) per share, and ($24,409,000), or
$(.65) per share, for the respective three and six months ended June 30, 1997.

6.   CAPITAL STOCK AND PER SHARE DATA

On October 7, 1997, the Company's Board of Directors approved a two-for-one stock split of the Company's Class A Common Stock and Class B Common Stock, effected in the form of a stock dividend of one share of Class A Common Stock and one share of Class B Common Stock for each outstanding share of Class A Common Stock and Class B Common Stock, respectively, held by stockholders of record on October 17, 1997. Per share amounts and the weighted average number of shares outstanding for the 1997 periods have been restated to reflect the stock dividend.

During the six months ended June 30, 1998, shares outstanding of the Company's Class B Common Stock increased by 447,780 shares as a result of stock option exercises.

Loss per common share data is presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, and is calculated using the weighted average number of common shares outstanding. Fully diluted net loss per share including stock options is not presented since the effect of including the stock options would be antidilutive.

7.   COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net loss or stockholders' equity.

During the six months ended June 30, 1998 and 1997, total comprehensive income
(loss) amounted to $200,459,000 and ($3,569,000), respectively, including other comprehensive income for the unrealized gains and losses on the Company's available-for-sale securities. Accumulated other comprehensive income represents unrealized gains on marketable equity securities, net of deferred taxes of $426,624,000 and $291,755,000, as of June 30, 1998 and December 31, 1997,
respectively.

8.   INCOME TAXES

The Company's financial statements reflect the income tax effects of the consolidated income tax return of Associated as well as the separate income tax returns of Grupo and Teligent. As a result of the merger of Teligent, L.L.C. into Teligent in November 1997, the Company's pro-rata share of Teligent, L.L.C.'s losses for the period prior to the merger were included in Associated's tax returns; however, subsequent to the merger Teligent will file separate income tax returns. Teligent has recorded a valuation allowance to offset the income tax benefit generated in the respective three and six months ended June 30, 1998, resulting in a reduction in the Company's consolidated effective tax rate as compared to the statutory rate.

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

Financial Condition

Corporate

         The Company has funded significant start-up operating and capital costs for its wireless communications related businesses and interests, primarily Teligent and TruePosition, during 1998 and 1997. The Company expects to continue to incur substantial costs developing its businesses and technologies. Currently, the Company's cash requirements (other than those of Teligent - see below) are principally being met by i) borrowings under margin loan facilities and bank demand loans, and ii) proceeds from the sale of investments. The Company's bank demand loans and margin loan facilities are secured by shares of Tele-Communications, Inc. Series A TCI Group Common Stock and Tele-Communications, Inc. Series A TCI Ventures Group Common Stock. Borrowings under one margin loan facility are limited to 65% of the market value of the pledged stock, up to a maximum of $200,000,000. Borrowings under the other two brokerage margin loan facilities are limited to 50% of the market value of the pledged stock. Borrowings under the bank demand loans and margin loan facilities bear interest at variable rates based upon the Fed Funds rate plus an applicable margin.

         As of August 11, 1998, based on (a) the market value of the 8,511,202 and 6,737,548 shares of Series A TCI Group Common Stock and Series A TCI Ventures Group Common Stock, respectively, pledged in the aggregate and (b) aggregate outstanding short-term obligations under these credit facilities of approximately $135,804,000, the Company's unused borrowing capacity is approximately $124,287,000. A significant portion of the Company's assets are liquid, and can be pledged as security for added borrowing capacity. Given the market value of the remaining shares of the Company's marketable equity securities portfolio that can be pledged as additional security, the Company's borrowing facilities may provide for maximum aggregate unused borrowings of approximately $506,098,000 as of August 11, 1998. The Company's ability to meet cash needs in the near term for future development depends in large part on the value of the marketable equity securities. The Company periodically evaluates its financial position and alternative financing arrangements.

 Teligent

         Teligent was founded in 1996 and intends to be a full-service, integrated communications company competing in the small and medium-sized business market. To date Teligent's activities have focused on the acquisition of licenses and authorizations, the hiring of management and other key personnel, the raising of capital, the acquisition of equipment, the development of operating systems, and the negotiation of interconnection agreements. Teligent has experienced significant operating and net losses and negative operating cash flow to date and expects to continue to experience operating and net losses and negative operating cash flow until such time as it develops a revenue-generating customer base sufficient to fund operating expenses. Teligent's operations have been funded by both capital invested by strategic investors (including the Company) and its initial public offering of Class A Common Stock completed in November 1997, as well as debt offerings. On February 20, 1998, Teligent completed an offering of $440 million 11 1/2% Senior Discount Notes due 2008 (the "Discount Notes"). The Discount Notes carry zero-coupon interest until March 1, 2003, after which the Discount Notes pay interest at 11 1/2% per annum payable March 1 and September 1, through March 1, 2008. Teligent received proceeds of approximately $243,145,000 from the offering, net of offering expenses of approximately $7,558,000. On July 2,

1998, Teligent entered into a credit agreement providing for borrowings up to an aggregate of $800 million (the "Credit Agreement"). The Credit Agreement is for the purchase of telecommunications equipment, software and services, as well as working capital. Borrowings under the Credit Agreement are subject to certain conditions, and are secured by substantially all of the assets of Teligent. As of August 11, 1998 no borrowings were outstanding under the Credit Agreement.

         Teligent is utilizing the cash proceeds from its initial public offering and debt offerings, as well as available borrowings under the Credit Agreement, to fund its capital requirements. Teligent's management expects that operating and net losses and negative operating cash flow will increase significantly as Teligent implements its growth strategy. Teligent has announced its intention to accelerate the launch of commercial service on its digital wireless communications network earlier than previously planned. If the Company is successful in accelerating these commercial launches, it may result in higher than planned operating and capital expenditures in the remainder of 1998.

Historical Cash Flows

         Net cash used in operating activities was $53,579,000 and $18,953,000 for the six months ended June 30, 1998 and 1997, respectively. The Company's operating cash needs increased in the 1998 period primarily for start-up expenses of Teligent. Net cash used in investing activities was $45,815,000 in the six months ended June 30, 1998 and $13,029,000 for the same period of 1997. The $32,786,000 change between periods was primarily due to an increase of $41,573,000 in 1998 purchases of property and equipment, primarily by Teligent, offset by 1997 payments by Teligent of $5,770,000 for the acquisition of FirstMark, a company which holds fixed wireless licenses. The Company also sold certain marketable equity securities in the first six months of 1998 and 1997, for proceeds of $1,930,000 and $2,512,000, respectively. Net cash provided by financing activities in the 1998 and 1997 periods were $262,168,000 and $32,680,000, respectively. The increase of $229,488,000 is principally from the net proceeds of Teligent's 11 1/2% Senior Discount Notes issued in February 1998, the proceeds of which will be used to fund the capital requirements of Teligent.

Operating Results for the Three Months Ended June 30, 1998, Compared to the Three Months Ended June 30, 1997

         Revenues increased $1,688,000, or 27% in the 1998 period compared to the 1997 period. The increase is attributable to an increase in wireless communications revenues, principally a result of growth in Grupo's cellular subscriber base. Cost of sales and services increased $17,505,000, principally due to operating costs incurred by Teligent, which is currently focusing on the acquisition of operating sites, deployment of equipment, and other start-up activities in order to initiate service in a number of major markets by the end of 1998.

         Direct research and development expenses were $1,721,000 and $1,727,000 in the 1998 and 1997 periods, respectively, primarily for expenditures of TruePosition. Sales, general and administrative expenses were $32,689,000 and $11,874,000 in the 1998 and 1997 periods, respectively. The increase of $20,815,000 was principally the result of expenditures relating to the growth of Teligent's operations.

         Stock-based compensation expense of $8,423,000 and $35,790,000 was recognized in the three months ended June 30, 1998 and 1997, respectively. The expense is principally associated with Teligent equity awards issued to its employees and directors prior to its initial public offering. The 1997 expense is the result of the increase in the fair value of Teligent, the granting of additional awards, and the additional vesting of outstanding awards during the second quarter of 1997. By their terms, these awards were considered to be "variable awards" and therefore gave rise to compensation expense. At the time of Teligent's initial public offering in November 1997, the awards were converted into options to purchase Teligent common stock ("Conversion Options") having the same vesting schedule, vesting rights and term as the original awards. This conversion created a measurement date whereby the variable awards were converted to non-variable stock options. The intrinsic value of the unvested Conversion Options was determined as of the time of conversion, and is being amortized ratably over their remaining vesting period.

         Depreciation and amortization expense increased from $1,336,000 in the three months ended June 30, 1997, to $3,286,000 in the same period of 1998, principally due to Teligent's volume of fixed asset purchases in 1997 and continuing in the first half of 1998, and Teligent's license amortization which commenced in the second half of 1997.

         Interest and dividend income was $10,665,000 and $808,000 in the 1998 and 1997 periods, respectively. The increase in 1998 of $9,857,000 is primarily the result of a higher level of invested funds raised from Teligent's debt and equity offerings in the fourth quarter of 1997 and its debt offering in the first quarter of 1998. Interest expense was $18,417,000 and $1,946,000 in the 1998 and 1997 periods, respectively, reflecting the higher level of long-term debt of Teligent. Minority interests were $34,669,000 and $43,000 in the 1998 and 1997 periods, respectively. The increase is the result of the third party ownership interest in the net loss of Teligent in the 1998 period. Such interest was not recognized in the 1997 period due to the negative equity position of Teligent in the 1997 period.

         The Company recognized an income tax benefit (net of foreign tax expense of Grupo) at an effective rate of approximately 9% and 21% in the 1998 and 1997 periods, respectively. The principal difference between the 1998 effective tax rate and the statutory rate is from valuation allowances recorded by Teligent (see Note 8 to the consolidated financial statements included elsewhere herein). The principal difference between the 1997 effective tax rate and the statutory rate is the recognition by the Company of 100% of the net loss of Teligent (which was a limited liability company, taxed as a partnership, until November 1997) with no minority interest adjustment, while the Company's tax benefit reflects 55% of such loss (the Company's ownership interest in Teligent as of June 30, 1997).

         The Company's net loss was $29,829,000 for the three months ended June 30, 1998, compared to a net loss of $39,018,000 for the three months ended June 30, 1997. The lower loss in the 1998 period resulted primarily from the minority interest in Teligent in 1998 which was not recognizable in 1997, and the higher stock-based compensation charge in 1997 explained above, offset in part by increased operating and administrative expenditures for the start-up of Teligent in 1998.

Operating Results for the Six Months Ended June 30, 1998, Compared to the Six Months Ended June 30, 1997

         Revenues increased $3,426,000, or 29% in the 1998 period compared to the 1997 period. The increase is attributable to an increase in wireless communications revenues, principally a result of growth in Grupo's cellular subscriber base. Cost of sales and services increased $25,399,000, principally due to operating costs incurred by Teligent, which is currently focusing on the acquisition of operating sites, deployment of equipment, and other start-up activities in order to initiate service in a number of major markets by the end of 1998.

         Direct research and development expenses were $3,577,000 and $3,304,000 in the 1998 and 1997 periods, respectively, primarily for expenditures of TruePosition. Sales, general and administrative expenses were $58,478,000 and $20,706,000 in the 1998 and 1997 periods, respectively. The increase of $37,772,000 was principally the result of expenditures relating to the growth of Teligent's operations.

         Stock-based compensation expense of $15,053,000 and $37,873,000 has been recognized in the six months ended June 30, 1998 and 1997. The expense is principally associated with Teligent equity awards issued to its employees and directors prior to its initial public offering. The 1997 expense is the result of the increase in the fair value of Teligent, the granting of additional awards, and the additional vesting of outstanding awards during the first six months of 1997. By their terms, these awards were considered to be "variable awards" and therefore gave rise to compensation expense. At the time of Teligent's initial public offering in November 1997, the awards were converted into options to purchase Teligent common stock ("Conversion Options") having the same vesting schedule, vesting rights and term as the original awards. This conversion created a measurement date whereby the variable awards were converted to non-variable stock options. The intrinsic value of the unvested Conversion Options was determined as of the time of conversion, and is being amortized ratably over their remaining vesting period.

         Depreciation and amortization expense increased from $2,668,000 in the six months ended June 30, 1997, to $6,167,000 in the same period of 1998, principally due to Teligent's volume of fixed asset purchases in 1997 and continuing in the first half of 1998, and Teligent's license amortization which commenced in the second half of 1997.

         The Company recognized pretax gains on the sales of certain marketable equity securities in both the 1998 and 1997 periods. The 1998 pretax gain was $1,162,000 compared to a pretax gain of $2,485,000 in 1997. Interest and dividend income was $19,221,000 and $1,332,000 in the 1998 and 1997 periods, respectively. The increase in 1998 of $17,889,000 is primarily the result of a higher level of invested funds raised from Teligent's debt and equity offerings in the fourth quarter of 1997 and its debt offering in the first quarter of 1998. Interest expense was $32,370,000 and $3,512,000 in the 1998 and 1997 periods, respectively, reflecting the higher level of long-term debt of Teligent. Minority interests were $57,304,000 and ($1,350,000) in the 1998 and 1997 periods, respectively. The change is the result of the third party ownership interest in the net loss of Teligent in the 1998 period. Such minority interest was not recognized in the 1997 period due to the negative equity position of Teligent in the 1997 period.

         The Company recognized an income tax benefit (net of foreign tax expense of Grupo) at an effective rate of approximately 10% and 21% in the 1998 and 1997 periods, respectively. The principal difference between the 1998 effective tax rate and the statutory rate is from valuation allowances recorded by Teligent (see Note 8 to the consolidated financial statements included elsewhere herein). The principal difference between the 1997 effective tax rate and the statutory rate is the recognition by the Company of 100% of the net loss of Teligent (which was a limited liability company, taxed as a partnership, until November 1997) with no minority interest adjustment, while the Company's tax benefit reflects 55% of such loss (the Company's ownership interest in Teligent as of June 30, 1997).

         The Company's net loss was $50,013,000 for the six months ended June 30, 1998, compared to a net loss of $48,124,000 for the six months ended June 30, 1997. The 1998 loss before income taxes was $5,255,000 less than the 1997 period, primarily due to the minority interest in Teligent in 1998 which was not recognizable in 1997 due to the Teligent's negative equity position, and the higher stock-based compensation charge in 1997 explained above. However the Company's income tax benefit in 1998 was $7,144,000 less than the income tax benefit recognized in the 1997 period, which contributed to a higher net loss in 1998 as compared to 1997.

PART II--OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits. The following exhibits are filed as part of this Form
                       10-Q:

                  Exhibit
                  Number                    Description

                    27 Article 5 Financial Data Schedule for Quarterly Report on Form 10-Q for the six months ended June 30, 1998 (filed only electronically with the Securities and Exchange Commission).

         (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the three months ended June 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             THE ASSOCIATED GROUP, INC.
                                                    (Registrant)

Date:  August 11, 1998                      By:  /s/ Myles P. Berkman
                                                 --------------------
                                                  Myles P. Berkman
                                    Chairman, President, Chief Executive Officer
                                                    and Treasurer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

                                                                     Page Where
                                                                      Found or
Exhibit                                                             Incorporated
Number                                                              by Reference
-------                                                             ------------

   27      Article 5 Financial Data Schedule for Quarterly
           Report on Form 10-Q for the six months ended
           June 30, 1998.                                                *


------------------
*  Filed only electronically with the Securities and Exchange Commission