Form 10-Q
period 1998-09-30
ASSOCIATED GROUP INC
filed 1998-11-17
CIK 931183

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

----------------------------------------------------------------------------

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                                                        OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    -------------

                         Commission File Number 0-24924

                               -----------------

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

                                  412-281-1907
                        (Registrant's telephone number)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  x   No
                                              ---     ---

         The number of shares outstanding of each of the issuer's classes of common stock, as of November 11, 1998:

                Common Stock, Class A                 18,765,924
                Common Stock, Class B                 19,380,790

PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

                  THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                          September 30,           December 31,
                                                                               1998                   1997
                                                                      --------------------------------------------
                                                                                  (dollars in thousands)
ASSETS
Current assets:
   Cash and cash equivalents                                          $        512,210       $         426,596
   Accounts receivable, less allowance for doubtful accounts
     (September 30, 1998--$2,189; December 31, 1997--$2,495)                     5,179                   3,188
   Receivable from related parties                                               2,650                   3,977
   Inventory held for resale                                                     2,362                   2,175
   Prepaid expenses and other assets                                             2,108                   2,485
   Restricted cash and investments                                              31,320                  30,373
   Deferred income taxes                                                         1,523                   1,523
                                                                      --------------------   ---------------------
                 Total current assets                                          557,352                 470,317

Property and equipment, net of accumulated
   depreciation and amortization (September 30, 1998--$35,984;
   December 31, 1997--$34,827)                                                 139,823                  33,837

Marketable equity securities, at fair value
   (cost: September 30, 1998--$6,958; December 31, 1997--$7,726)             1,200,324                 841,311
Notes receivable from related parties                                           20,294                  20,558
Restricted investments                                                          50,274                  64,702
Other noncurrent assets                                                         96,447                  72,397
                                                                      --------------------   ---------------------

Total assets                                                          $      2,064,514       $       1,503,122
                                                                      ====================   =====================

See notes to consolidated financial statements

                  THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS (UNAUDITED) - Continued

                                                                         September 30,          December 31,
                                                                             1998                   1997
                                                                    -------------------------------------------
                                                                                (dollars in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 $          81,918      $           18,083
   Employee compensation                                                       14,948                   2,748
   Interest payable                                                            14,165                   3,354
   Short-term obligations                                                     141,990                 110,991
   Current portion of long-term debt                                            2,082                   2,082
   Other current liabilities                                                    4,726                   6,406
                                                                    --------------------       ----------------
                 Total current liabilities                                    259,829                 143,664

Deferred compensation                                                           3,187                   2,417
Long-term debt, excluding current portion                                     573,391                 306,244
Deferred income taxes                                                         368,080                 257,689
Minority interests                                                             83,060                 174,588

Commitments and contingencies                                                      -                       -

Stockholders' equity:
   Preferred stock, par value $.01 per share;
     authorized 5,000,000 shares; none issued                                      -                       -
   Class A Common Stock, par value $.10 per share;
     authorized 100,000,000 shares; 18,765,924 issued
     and outstanding in 1998 and 1997                                           1,876                   1,876
   Class B Common Stock, par value $.10 per share;
     authorized 50,000,000 shares; 19,380,790 and
     18,854,760 issued and outstanding in 1998 and 1997                         1,938                   1,885
   Additional paid-in capital                                                 149,830                 134,716
   Accumulated deficit                                                       (152,365)                (61,787)
   Accumulated other comprehensive income                                     775,688                 541,830
                                                                    --------------------   --------------------
                 Total stockholders' equity                                   776,967                 618,520
                                                                    --------------------   --------------------

Total liabilities and stockholders' equity                          $       2,064,514      $        1,503,122
                                                                    ====================   ====================

See notes to consolidated financial statements

                  THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       Three Months Ended September 30,      Nine Months Ended September 30,
                                                             1998               1997               1998               1997
                                                      -----------------------------------    ------------------------------------
                                                              (amounts in thousands, except share and per share amounts)
Revenues                                               $       8,037      $       6,233      $      23,364     $      18,134

Costs and expenses:
   Cost of sales and services                                 28,644              2,616             61,087             9,660
   Direct research and development expenses                    2,513              1,738              6,090             5,042
   Sales, general and administrative expenses                 43,694             18,261            102,172            38,967
   Stock-based compensation expense                            6,721             14,062             21,774            51,935
   Depreciation and amortization expense                       4,636              1,392             10,803             4,060
                                                      ----------------- -----------------    ----------------  ------------------
                                                              86,208             38,069            201,926           109,664
                                                      ----------------- -----------------    ----------------  ------------------
Operating loss                                               (78,171)           (31,836)          (178,562)          (91,530)

Other income (expense):
   Gain on sale of marketable equity securities                    -                  -              1,162             2,485
   Gain on sale of wireless communications
     investment                                                    -             12,177                  -            12,177
   Interest and dividend income                                9,493                736             28,714             2,068
   Interest expense                                          (21,681)            (2,119)           (54,051)           (5,631)
   Other                                                        (436)               210               (735)              321
   Minority interests                                         46,348               (726)           103,652            (2,076)
                                                      ----------------- -----------------    ----------------  ------------------
                                                              33,724             10,278             78,742             9,344
                                                      ----------------- -----------------    ----------------  ------------------
Loss before income taxes                                     (44,447)           (21,558)           (99,820)          (82,186)

Income tax benefit                                             3,882              2,930              9,242            15,434
                                                      ----------------- -----------------    ----------------  ------------------

Net loss                                               $     (40,565)     $     (18,628)     $     (90,578)    $     (66,752)
                                                      ================= =================    ================  ==================

Net loss per common share                              $       (1.06)     $        (.50)     $       (2.38)    $       (1.78)
                                                      ================= =================    ================  ==================

Weighted average common shares outstanding                  38,104,027       37,565,414         37,986,194          37,563,612


See notes to consolidated financial statements

                  THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              Nine Months Ended September 30,
                                                                            1998                         1997
                                                                    -----------------------------------------------
                                                                                  (dollars in thousands)
Cash Flows From Operating Activities
   Net loss                                                           $      (90,578)              $      (66,752)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                                            10,803                        4,060
     Amortization of discount on long-term debt                               17,657                            -
     Provision for losses on accounts receivable                                 829                          872
     Gain on sale of investments                                              (1,162)                     (14,662)
     Stock-based compensation                                                 20,274                       51,935
     Minority interests                                                     (103,652)                       2,076
     Provision for deferred income taxes                                      (9,572)                     (15,807)
     Other                                                                     4,235                        2,281
     Change in assets and liabilities:
       Accounts receivable                                                    (2,820)                         104
       Inventory held for resale                                                (187)                          31
       Prepaid expenses and other assets                                         377                       (1,217)
       Accounts payable (excluding capital assets)                            21,744                         (997)
       Employee compensation                                                  12,200                        1,958
       Other current liabilities                                               9,129                        6,125
       Deferred compensation                                                     770                          724
                                                                    ------------------            -----------------
Net Cash Used In Operating Activities                                       (109,953)                     (29,269)

Cash Flows From Investing Activities
   Purchases of property and equipment, net                                  (71,256)                      (6,345)
   Proceeds from sale of investments                                           1,930                       23,883
   Purchase of marketable equity securities                                        -                         (871)
   Restricted cash and investments                                            13,481                            -
   Increase in receivable from related parties                                (1,955)                      (5,982)
   Investments in and acquisitions of wireless
       communications affiliates                                                   -                       (5,966)
   Other investing activities, net                                              (613)                        (163)
                                                                    ------------------            -----------------
Net Cash (Used In) Provided by Investing Activities                          (58,413)                       4,556

Cash Flows From Financing Activities
   Proceeds from short-term obligations                                       30,999                       51,765
   Repayment of short-term obligations                                             -                      (21,000)
   Proceeds from long-term debt                                              250,703                            -
   Repayment of long-term debt                                                (1,213)                      (1,209)
   Payment of debt issue costs                                               (27,539)                           -
   Other financing activities, net                                             1,030                           10
                                                                    ------------------            -----------------
Net Cash Provided By Financing Activities                                    253,980                       29,566
                                                                    ------------------            -----------------

Net Increase in Cash and Cash Equivalents                                     85,614                        4,853
Cash and Cash Equivalents at Beginning of Period                             426,596                        3,341
                                                                    ------------------            -----------------
Cash and Cash Equivalents at End of Period                            $      512,210               $        8,194
                                                                    ==================            =================

See notes to consolidated financial statements

THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of The Associated Group, Inc. ("Associated") and Subsidiaries (the "Company," as used herein, includes all consolidated subsidiaries, unless the context otherwise indicates) have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Certain amounts in the financial statements for the 1997 periods have been reclassified to conform to the financial statement presentation for the current period. These reclassifications have no effect on the net losses.

Consolidated subsidiaries include Teligent, Inc. ("Teligent") (formerly Teligent, L.L.C.), a development stage company founded in 1996 which intends to be a provider of high-quality, low-cost voice, data and video telecommunications services primarily to small and medium-sized businesses in 74 of the more populous U.S. metropolitan areas in which it holds licenses from the Federal Communications Commission, and Grupo Portatel, S.A. de C.V. and subsidiaries ("Grupo"), a cellular telephone service provider in southeastern Mexico.

2.   MARKETABLE EQUITY SECURITIES

The cost and market value of marketable equity securities classified as available for sale at September 30, 1998, are as follows:

                                                                                 Cost of          Market Value of
                Name of Issuer and                          Number of          Each Issue           Each Issue
           Title of Each Issue                                Shares          In Thousands         In Thousands
-------------------------------------------------------- ----------------- -------------------- --------------------
Tele-Communications, Inc.:
     Series A TCI Group Common Stock                          9,111,202           $ 2,559            $  356,476
     Series B TCI Group Common Stock                          7,123,167             1,178               311,639
     Series A TCI Ventures Group Common Stock                 6,737,548               946               120,855
     Series A Liberty Media Group Common Stock                8,180,955             1,339               300,139
     Series B Liberty Media Group Common Stock                2,651,944               273               104,420

TCI Satellite Entertainment, Inc.:
     Series A Common Stock                                    1,247,997               334                 3,588
     Series B Common Stock                                      707,185                90                 1,149

Others                                                          Various               239                 2,058
                                                                           -------------------- --------------------
                                                                                  $ 6,958            $1,200,324
                                                                           ==================== ====================

In June 1998, AT&T Corp. announced that it had signed a definitive merger agreement with Tele-Communications, Inc. ("TCI"). As stated in its Current Report on Form 8-K dated June 23, 1998, AT&T will issue 0.7757 shares of AT&T Common Stock for each share of Series A TCI Group Common Stock, and 0.8533 shares of AT&T Common Stock for each share of Series B TCI Group Common Stock. The merger is subject to regulatory and other approvals. TCI filed a Current Report on Form 8-K dated October 22,
1998 in which it confirmed that the AT&T merger is progressing and is expected to close in the first half of 1999.

Also in June 1998, TCI announced its intention to combine Liberty Media Group and TCI Ventures Group concurrently with, but not conditional upon, the AT&T merger. In the combination, which is subject to TCI shareholder approval, each outstanding share of Series A and Series B TCI Ventures Group Common Stock would be exchanged for .52 shares of Series A or Series B Liberty Media Group Common Stock, respectively. Upon closing of the AT&T merger, the shareholders of Liberty Media Group will be issued a separate tracking stock by AT&T to continue their interests in the combined Liberty Media and TCI Ventures Group.

On January 8, 1998, the Board of Directors of TCI declared a two-for-one stock split, effected in the form of a stock dividend, of Series A TCI Ventures Group Common Stock, and a three-for-two stock split, effected in the form of a stock dividend, of Series A Liberty Media Group Common Stock and Series B Liberty Media Group Common Stock. Also in January 1998, the Company received 51,315 shares of Series B TCI Group Common Stock awarded in connection with the settlement of class action litigation involving the merger of TCI and Liberty Media Corporation in 1994.

During the first six months of 1998 and 1997, the Company sold certain marketable securities for proceeds of approximately $1,930,000 and $2,512,000, respectively. These sales resulted in pretax gains of $1,162,000 and $2,485,000 in 1998 and 1997, respectively.

The change in the unrealized gain on marketable equity securities, net of tax, recorded as other comprehensive income within stockholders' equity was $233,858,000 and $139,877,000 in the nine months ended September 30, 1998 and 1997, respectively.

3.    INVESTMENTS IN WIRELESS COMMUNICATIONS AFFILIATES

In August 1997, the Company sold its ownership interest in Corporacion Mobilcom, S.A. de C.V. ("Mobilcom") to Nextel Communications, Inc. for proceeds of approximately $21,371,000, and recognized a pretax gain on the sale of approximately $12,177,000.

4.   SHORT-TERM OBLIGATIONS

The Company's outstanding short-term obligations were as follows (in thousands):

                                                                   September 30,           December 31,
                                                                        1998                   1997
                                                                  -----------------      -----------------
      Bank borrowing                                                 $  28,000              $  19,000
      Brokerage margin loan facilities                                 113,990                 91,991
                                                                  -----------------      -----------------
                                                                      $141,990               $110,991
                                                                  =================      =================

At September 30, 1998, an aggregate of 8,511,202 and 6,737,548 shares of Series A TCI Group Common Stock and Series A TCI Ventures Group Common Stock, respectively, was pledged as collateral under the Company's short-term credit facilities.

5.   LONG-TERM DEBT

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

On July 2, 1998, Teligent entered into a credit agreement providing for borrowings up to an aggregate of $800 million (the "Credit Agreement") to be used for working capital and genrral corporate purposes, including the purchase of telecommunications equipment, software, and services. Under the Credit Agreement, up to $780 million will be available on behalf of Nortel in lieu of an earlier financing commitment from Nortel. Borrowings under the Credit Agreement are subject to certain conditions, and are secured by substantially all of the assets of Teligent.

The Company's long-term debt, net of current portion, consists of the following (in thousands):

                                                                   September 30,           December 31,
                                                                        1998                   1997
                                                                  -----------------      -----------------
   Teligent 11 1/2% Senior Notes due 2007                                $300,000               $300,000
   Teligent 11 1/2% Senior Discount Notes due 2008                        268,360                      -
   Grupo loans                                                              5,031                  6,244
                                                                    --------------            -----------
                                                                         $573,391               $306,244
                                                                    ==============            ===========

6.   MINORITY INTEREST

The minority interest liability and related income or expense reflects the outside minority ownership of consolidated subsidiaries. However, in 1997 the minority interest for the three and nine month periods ended September 30, 1997 did not reflect the minority interest in Teligent's losses of $12,353,000 and $36,068,000 (income effects to the Company) as a result of the negative equity position of Teligent at that time. If such minority interests were recognized, the Company's losses would have been ($6,275,000), or $(.17) per share, and ($30,684,000), or $(.82) per share, for the respective three and nine months ended September 30, 1997.

7.   CAPITAL STOCK AND PER SHARE DATA

During the nine months ended September 30, 1998, shares outstanding of the Company's Class B Common Stock increased by 526,030 shares as a result of stock option exercises.

Loss per common share data is presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, and is calculated using the weighted average number of common shares outstanding. Fully diluted net loss per share including stock options is not presented since the effect of including the stock options would be antidilutive.

8.   COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net losses or stockholders' equity.

During the nine months ended September 30, 1998 and 1997, total comprehensive income amounted to $143,280,000 and $73,125,000, respectively, including other comprehensive income for the unrealized gains and losses on the Company's available-for-sale securities. Accumulated other comprehensive income represents unrealized gains on marketable equity securities, net of deferred taxes of $417,678,000 and $291,755,000, as of September 30, 1998 and December 31, 1997, respectively.

9.   INCOME TAXES

The Company's financial statements reflect the income tax effects of the consolidated income tax return of Associated as well as the separate income tax returns of Grupo and Teligent. As a result of the merger of Teligent, L.L.C. into Teligent in November 1997, the Company's pro-rata share of Teligent, L.L.C.'s losses for the period prior to the merger were included in Associated's tax returns; however, subsequent to the merger Teligent files separate income tax returns. Teligent has recorded a valuation allowance to offset the income tax benefit generated in the respective three and nine months ended September 30, 1998, resulting in a reduction in the Company's consolidated effective tax rate as compared to the statutory rate.

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

FINANCIAL CONDITION

         The Company has funded significant start-up operating and capital costs for its wireless communications related businesses and interests, primarily Teligent and TruePosition Inc. ("TruePosition"), during 1998 and 1997. The Company expects to continue to incur substantial costs developing its businesses and technologies. Currently, the Company's cash requirements (other than those of Teligent - see below) are principally being met by i) borrowings under margin loan facilities and bank demand loans, and ii) proceeds from the sale of investments. The Company's bank demand loans and margin loan facilities are secured by shares of Tele-Communications, Inc. Series A TCI Group Common Stock and Tele-Communications, Inc. Series A TCI Ventures Group Common Stock. Borrowings under one margin loan facility are limited to 65% of the market value of the pledged stock, up to a maximum of $200,000,000. Borrowings under the other two brokerage margin loan facilities are limited to 50% of the market value of the pledged stock. Borrowings under the bank demand loans and margin loan facilities bear interest at variable rates based upon the Fed Funds rate plus an applicable margin.

         As of November 11, 1998, based on (a) the market value of the 8,511,202 and 6,737,548 shares of Series A TCI Group Common Stock and Series A TCI Ventures Group Common Stock, respectively, pledged in the aggregate and (b) aggregate outstanding short-term obligations under the credit facilities described above of approximately $144,551,000, the Company's unused borrowing capacity is approximately $154,670,000. A significant portion of the Company's assets are liquid, and can be pledged as security for added borrowing capacity. Given the market value of the remaining shares of the Company's marketable equity securities portfolio that can be pledged as additional security, the Company's borrowing facilities may provide for maximum aggregate unused borrowings of approximately $548,043,000 as of November 11, 1998. The Company's ability to meet cash needs in the near term for future development depends in large part on the value of the marketable equity securities. The Company periodically evaluates its financial position and alternative financing arrangements.

 Teligent

         Teligent, founded in 1996, is a full-service, integrated communications company competing in the small and medium-sized business market. To date Teligent's activities have focused on the acquisition of licenses and authorizations, the hiring of management and other key personnel, the raising of capital, the acquisition of equipment, the development of operating systems, and the negotiation of interconnection agreements. In October 1998, Teligent launched service in its first ten major metropolitan markets of its integrated package of lower cost local, long-distance, high speed data and dedicated Internet services. Teligent launched service in five additional markets in November 1998. In connection with initiating service, Teligent has launched major sales and advertising campaigns and expects to incur significant marketing costs in the fourth quarter of 1998. Teligent has experienced significant operating and net losses and negative operating cash flow to date and expects to continue to experience operating and net losses and negative operating cash flow until such time as it develops a revenue-generating customer base sufficient to fund operating expenses. Teligent's operations have been funded by both capital invested by strategic investors (including the Company) and its initial public offering of Class A Common Stock completed in November 1997, as well as debt offerings. In addition to its offering of $300 million Senior Notes in November 1997, Teligent completed an offering of $440 million 11 1/2% Senior Discount Notes due

2008 (the "Discount Notes") on February 20, 1998. The Discount Notes carry zero-coupon interest until March 1, 2003, after which the Discount Notes pay interest at 11 1/2%, payable March 1 and September 1, through March 1, 2008. Teligent received proceeds of approximately $243,145,000 from the offering, net of offering expenses of approximately $7,558,000. On July 2, 1998, Teligent entered into a credit agreement providing for borrowings up to an aggregate of $800 million (the "Credit Agreement"), to be used for working capital and general corporate purposes, including the purchase of telecommunications equipment, software and services. Under the Credit Agreement, up to $780 million will be avaliable on behalf of Nortel in lieu of an earlier financing commitment from Nortel. Borrowings under the Credit Agreement are subject to certain conditions, and are secured by substantially all of the assets of Teligent. As of November 11, 1998 no borrowings were outstanding under the Credit Agreement.

Historical Cash Flows

         Net cash used in operating activities was $109,953,000 and $29,269,000 for the nine months ended September 30, 1998 and 1997, respectively. The Company's operating cash needs increased in the 1998 period primarily for start-up expenses of Teligent which launched full commercial service in October of 1998. Net cash used in investing activities was $58,413,000 in the nine months ended September 30, 1998 compared to net cash provided of $4,556,000 for the same period of 1997. The change between periods was primarily due to a net increase of $64,911,000 in 1998 payments for the purchase of property and equipment, primarily by Teligent, offset by 1997 payments of $5,966,000 for investments in and acquisitions of wireless communications affiliates. The Company also sold certain investments in the first nine months of 1997, for proceeds of $23,883,000, compared to investment sale proceeds of $1,930,000 in the same period of 1998. Net cash provided by financing activities in the 1998 and 1997 periods was $253,980,000 and $29,566,000, respectively. The increase of $224,414,000 is principally from the net proceeds of Teligent's 11 1/2% Senior Discount Notes issued in February 1998, the proceeds of which will be used to fund the capital requirements of Teligent.

OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED
   TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

         Revenues increased $1,804,000, or 29% in the 1998 period compared to the 1997 period. The increase is attributable to an increase in wireless communications revenues, principally a result of growth in Grupo's cellular subscriber base. Cost of sales and services increased $26,028,000, principally due to operating costs incurred by Teligent for the acquisition of operating sites, deployment of equipment, and other start-up activities associated with its launch of full commercial service which initiated in ten major metropolitan markets in October, and an additional five markets in November of 1998. Direct research and development expenses were $2,513,000 and $1,738,000 in the 1998 and 1997 periods, respectively, primarily for expenditures of TruePosition. Sales, general and administrative expenses were $43,694,000 and $18,261,000 in the 1998 and 1997 periods, respectively. The increase of $25,433,000 was principally the result of expenditures relating to the start-up of Teligent's operations.

         Stock-based compensation expense of $6,721,000 and $14,062,000 was recognized in the three months ended September 30, 1998 and 1997, respectively. The expense is principally associated with Teligent equity awards issued to its employees and directors prior to its initial public offering. The 1997 expense is the result of the increase in the fair value of Teligent, the granting of additional awards, and the additional vesting of outstanding awards during the third quarter of 1997. By their terms, these awards were considered to be "variable awards" and therefore gave rise to compensation expense. At the time of Teligent's initial public offering in November 1997, the awards were converted into options to purchase Teligent common stock ("Conversion Options") having the same vesting schedule, vesting rights and term as the original awards. This conversion created a measurement date whereby the variable awards were converted to non-variable stock options. The intrinsic value of the unvested Conversion Options was determined as of the time of conversion, and is being amortized ratably over their remaining vesting period.

         Depreciation and amortization expense increased from $1,392,000 in the three months ended September 30, 1997, to $4,636,000 in the same period of 1998, principally due to Teligent's volume of fixed asset purchases in 1997 and continuing in 1998.

         A pretax gain of $12,177,000 was realized in the third quarter of 1997 on the sale of the Company's ownership interest in Mobilcom to Nextel for proceeds of approximately $21,371,000. Interest and dividend income was $9,493,000 and $736,000 in the 1998 and 1997 periods, respectively. The increase in 1998 of $8,757,000 is primarily the result of a higher level of invested funds raised from Teligent's debt and equity offerings in the fourth quarter of 1997 and its debt offering in the first quarter of 1998. Interest expense was $21,681,000 and $2,119,000 in the 1998 and 1997 periods, respectively, reflecting the higher level of long-term debt of Teligent. Minority interests were $46,348,000 and $(726,000) in the 1998 and 1997 periods, respectively. The change is the result of the minority interests in the net loss of Teligent in the 1998 period. Such interest was not recognized in the 1997 period due to the negative equity position of Teligent in the 1997 period.

         The Company recognized an income tax benefit (net of foreign tax expense of Grupo) at an effective rate of approximately 9% and 14% in the 1998 and 1997 periods, respectively. The principal difference between the 1998 effective tax rate and the statutory rate is from valuation allowances recorded by Teligent (see Note 9 to the consolidated financial statements included elsewhere herein). The principal difference between the 1997 effective tax rate and the statutory rate is the recognition by the Company of 100% of the net loss of Teligent (which was a limited liability company, taxed as a partnership, until November 1997) with no minority interest adjustment, while the Company's tax benefit reflects 55% of such loss (the Company's ownership interest in Teligent as of September 30, 1997).

         The Company's net loss was $40,565,000 for the three months ended September 30, 1998, compared to a net loss of $18,628,000 for the three months ended September 30, 1997. The higher loss in the 1998 period resulted primarily from increased operating, administrative, and interest costs for the start-up of Teligent in 1998.

OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998,
   COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

         Revenues increased $5,230,000, or 29% in the 1998 period compared to the 1997 period. The increase is attributable to an increase in wireless communications revenues, principally a result of growth in Grupo's cellular subscriber base. Cost of sales and services increased $51,427,000, principally due to operating costs incurred by Teligent for the acquisition of operating sites, deployment of equipment, and other start-up activities associated with its launch of full commercial service which initiated in ten major metropolitan markets in October, and an additional five markets in November of 1998.

         Direct research and development expenses were $6,090,000 and $5,042,000 in the 1998 and 1997 periods, respectively, primarily for expenditures of TruePosition. Sales, general and administrative expenses were $102,172,000 and $38,967,000 in the 1998 and 1997 periods, respectively. The increase of $63,205,000 was principally the result of expenditures relating to the start up of Teligent's operations.

         Stock-based compensation expense of $21,774,000 and $51,935,000 has been recognized in the nine months ended September 30, 1998 and 1997. The expense is principally associated with Teligent equity awards issued to its employees and directors prior to its initial public offering. The 1997 expense is the result of the increase in the fair value of Teligent, the granting of additional awards, and the additional vesting of outstanding awards during the first nine months of 1997. By their terms, these awards were considered to be "variable awards" and therefore gave rise to compensation expense. At the time of Teligent's initial public offering in November 1997, the awards were converted into Conversion Options having the same vesting schedule, vesting rights and term as the original awards. This conversion created a measurement date whereby the variable awards were converted to non-variable stock options. The intrinsic value of the unvested Conversion Options was determined as of the time of conversion, and is being amortized ratably over their remaining vesting period.

         Depreciation and amortization expense increased from $4,060,000 in the nine months ended September 30, 1997, to $10,803,000 in the same period of 1998, principally due to Teligent's volume of fixed asset purchases in 1997 and continuing in 1998.

         The Company recognized pretax gains on the sales of certain marketable equity securities of $1,162,000 and $2,485,000 in the nine months ended September 30, 1998 and 1997, respectively. A pretax gain of $12,177,000 was realized in the third quarter of 1997 on the sale of the Company's ownership interest in Mobilcom to Nextel for proceeds of approximately $21,371,000. Interest and dividend income was $28,714,000 and $2,068,000 in the 1998 and 1997 periods, respectively. The increase in 1998 of $26,646,000 is primarily the result of a higher level of invested funds raised from Teligent's debt and equity offerings in the fourth quarter of 1997 and its debt offering in the first quarter of 1998. Interest expense was $54,051,000 and $5,631,000 in the 1998 and 1997 periods, respectively, reflecting the higher level of long-term debt of Teligent. Minority interests were $103,652,000 and ($2,076,000) in the 1998 and 1997 periods, respectively. The change is the result of the minority interests in the net loss of Teligent in the 1998 period. Such interest was not recognized in the 1997 period due to the negative equity position of Teligent.

         The Company recognized an income tax benefit (net of foreign tax expense of Grupo) at an effective rate of approximately 9% and 19% in the 1998 and 1997 periods, respectively. The principal difference between the 1998 effective tax rate and the statutory rate is from valuation allowances recorded by Teligent (see Note 9 to the consolidated financial statements included elsewhere herein). The principal difference between the 1997 effective tax rate and the statutory rate is the recognition by the Company of 100% of the net loss of Teligent (which was a limited liability company, taxed as a partnership, until November 1997) with no minority interest adjustment, while the Company's tax benefit reflects 55% of such loss (the Company's ownership interest in Teligent as of September 30, 1997).

         The Company's net loss was $90,578,000 for the nine months ended September 30, 1998, compared to a net loss of $66,752,000 for the nine months ended September 30, 1997. The higher loss in the 1998 period resulted primarily from increased operating, administrative, and interest costs for the start up of Teligent in 1998.

YEAR 2000

         The Company continues to assess its exposure to problems which may arise from the inability of certain computer programs to properly recognize dates in the year 2000. The Company's exposure to the "Year 2000" problem arises from potential problems within its internal information and operating systems, as well as the impact of the Year 2000 on the Company's significant vendors, suppliers, and investees. Based on information gathered to date, much of the Company's information and operating systems are currently Year 2000 compliant. Management expects that, based on representations from the vendors of these systems, all necessary modifications to non-compliant systems will be in place by the end of 1999 and the cost will not be material to the Company. However, the Company cannot ensure the performance and Year 2000 readiness of its outside vendors and suppliers, and in the event any Year 2000 problems are not resolved, the Company may experience some interruption or failure of important business operations. The following summarizes the Year 2000 status of operating subsidiaries and investees that the Company believes could have a material impact to its operations and financial condition.

Teligent

         In September 1998, Teligent management presented a report to Teligent's Audit Committee outlining issues and areas that they felt should be considered in connection with Teligent's preparation of a Year 2000 plan. Subsequently, Teligent appointed a Year 2000 committee to lead a company-wide effort to assess the scope of risks and ensure applications will function properly. Teligent's Year 2000 committee is in the early stages of conducting its assessment, but is making progress in identifying and evaluating Year 2000 issues and policies regarding the compliance of internal and external systems and applications. The committee expects to complete a written plan by year-end 1998, and testing of Teligent's systems is targeted to be compeleted by June 1999.

         Generally, Teligent contractually requires its key vendors and suppliers to certify they are Year 2000 compliant. With respect to other vendors and suppliers with which Teligent's systems interface and exchange data, the Company expects to initiate communication on an ongoing basis to discuss their Year 2000 compliance. Teligent has not determined the exact cost of addressing the Year 2000 problem. Based on current assessments and plans, Teligent does not expect that the Year 2000 issue, including the cost of making its critical systems and applications compliant, will have a material effect on its business operations, or its financial position or results of operations. However, if appropriate modifications are required and not made by Teligent's key suppliers and vendors on a timely basis, Teligent's actual costs or timing for Year 2000 compliance may differ materially from current estimates.

TruePosition

         TruePosition has completed its assessment of the Year 2000 issue and believes that its wireless location system will be Year 2000 compliant with the purchase of certain software upgrades which are currently available without significant cost. Full compliance is expected to be achieved in early 1999. Certain components of the system are manufactured by third parties and Year 2000 compliance is currently dependent on the representations made by and performance of those third parties. Testing to measure compliance with the Year 2000 is expected to be completed in 1999.

Portatel

         Portatel is working with the vendors of its information and operating systems to identify and remedy all Year 2000 problems. The cost of modification or replacement and testing of these systems to ensure Year 2000 compliance has not yet been determined, but is not expected to be material to the Company. While Portatel anticipates that the steps being taken will bring their systems into compliance by December 1999, failure to do so could result in the inability of Portatel to provide service to its customers and carry out normal business operations until such time as the problem is remedied.

TCI

         The Company's investment in TCI is a significant portion of its assets. A significant decline in the value of the TCI investment (or AT&T if the proposed merger of TCI and AT&T is completed as expected) resulting from any adverse effects of the Year 2000 problem could have a significant impact on the Company's financial condition. TCI has indicated that it is assessing and working to remedy all Year 2000 problems within their computer systems and operations, with an expected completion date of July 1999. More information on the Year 2000 efforts of TCI and AT&T can be found in current periodic filings of those companies filed with the Securities and Exchange Commission.

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

                    27 Article 5 Financial Data Schedule for Quarterly Report on Form 10-Q for the nine months ended September 30, 1998 (filed only electronically with the Securities and Exchange Commission).


         (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the three months ended September 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE ASSOCIATED GROUP, INC.
                                                 (Registrant)

Date:  November 13, 1998                 By:  /s/ Myles P. Berkman
                                              --------------------------------
                                               Myles P. Berkman
                                 Chairman, President, Chief Executive Officer
                                                 and Treasurer
                                 (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

                                                                    Page Where
                                                                     Found or
   Exhibit                                                         Incorporated
   Number                                                          by Reference
   -----------                                                     -------------

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

      27      Article 5 Financial Data Schedule for Quarterly
              Report on Form 10-Q for the nine months ended              **
              September 30, 1998.

------------------
*  Previously filed and incorporated by reference
** Filed only electronically with the Securities and Exchange Commission