Form 10-K405
period 1998-12-31
ASSOCIATED GROUP INC
filed 1999-03-31
CIK 931183

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                              --------------------

                                    FORM 10-K

                      FOR ANNUAL AND TRANSITION REPORTS
                   PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
For the fiscal year ended December 31, 1998

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from         to
                               -------   -------

                         Commission File Number 0-24924

                              --------------------

                           THE ASSOCIATED GROUP, INC.
             (Exact Name of Registrant as Specified in its Charter)

          DELAWARE                                       51-0260858
  (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)

     200 Gateway Towers, Pittsburgh, Pennsylvania                15222
       (Address of Principal Executive Offices)               (Zip Code)

                                 412-281-1907
             (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                               Title of each class
                -----------------------------------------------
                Common Stock, Class A, par value $.10 per share
                 Common Stock, Class B, par value $.10 per share
                         Preferred Stock Purchase Rights

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ----     ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     As of March 26, 1999 the aggregate market value of the Registrant's Common Stock held by nonaffiliates of the Registrant was approximately $1,216,700,000.

     The number of shares of the Registrant's classes of Common Stock outstanding as of March 26, 1999:

                        Common Stock, Class A 18,765,924
                        Common Stock, Class B 19,410,120

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive proxy statement for the 1999 annual meeting of stockholders are incorporated by reference into Part III as set forth herein.

Except for any historical information contained herein, the matters discussed in this Annual Report on Form 10-K contain certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to economic, key employee, competitive, governmental and technological factors affecting the Company's growth, operations, markets, products, services, licenses and other factors discussed in the Company's other filings with the Securities and Exchange Commission ("SEC"). These factors may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.


                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

         The Associated Group, Inc. (the "Company") is principally engaged in the ownership and operation of, and also owns interests in, various communications related businesses. In December 1994, the Company was spun-off (the "Spin-Off") from Associated Communications Corporation, which at the time was one of the largest independent cellular telephone system operators in the U.S. The Company's primary assets and operations currently consist of a controlling interest in Teligent, Inc.; TruePosition, Inc., a wholly owned subsidiary with a patented wireless location system in the early stages of commercialization; a controlling interest in a Mexican cellular telephone company; radio broadcasting properties; a retail art gallery; and a portfolio of marketable equity securities.


TELIGENT, INC.

         The Company holds a 40.7% equity interest in, and is entitled to designate a majority of the members of the Board of Directors of, Teligent, Inc. (including its predecessor entities, "Teligent"). Teligent is a full-service, facilities-based communications company that offers small- and medium-sized business customers local, long distance, high-speed data and dedicated Internet services over its digital SmartWave(TM) local networks. Teligent's SmartWave(TM) local networks integrate point-to-point and point-to-multipoint wireless technologies with traditional broadband wireline technology. By integrating these technologies, Teligent believes it is able to increase local network efficiency and significantly lower network costs. Teligent is currently offering commercial service using its Smart Wave(TM) local networks in 26 markets that comprise more than 405 cities and towns with a combined population of more than 78 million. Such markets include New York, Los Angeles, Chicago, Baltimore, Richmond, Houston, Philadelphia, Dallas-Fort Worth, San Francisco-Oakland, Miami-Fort Lauderdale, Denver, Washington DC, Boston, Atlanta, San Jose, San Antonio, Orlando, Jacksonville, Tampa, Austin, West Palm Beach, Milwaukee, New Orleans, San Diego, Sacramento and Wilmington, Delaware.

         Teligent serves its customers primarily by placing a small digital microwave antenna on the roof of the customer's building. When the customer picks up the telephone, accesses the Internet or activates a videoconference, the signal travels over the building's inside wiring to Teligent's equipment and the rooftop antenna. The antenna sends voice, data and video signals to a nearby Teligent base station, where the signals are communicated to a Teligent broadband switching center and then on to their final destination.

         Teligent's digital wireless technology provides fiber-like quality and can transmit information at speeds more than 350 times faster than conventional copper wire-based networks. Teligent believes that the speed and reliability of its services responds to the growing marketplace demand from small to medium-sized businesses for fast and reliable telecommunications services. Teligent believes this demand results in part from the increased acceptance and reliance on the Internet by business users as well as the emergence of bandwidth intensive applications such as videoconferencing and large data file transfers.

         Teligent believes it is well positioned to capture revenues in the estimated $128 billion business communications market. Teligent's focus is on the estimated $51 billion local exchange market, which is currently one of the most profitable segments in the communications industry. Local exchange services have historically been provided by regional monopolies known as incumbent local exchange carriers or "ILECs." ILECs have typically used older, existing copper wire-based networks. The ILECs' networks, faced with increasing demand from businesses for new services, such as Internet access, at reasonable costs, have created a "last mile bottleneck" between the customer location and the ILEC network switch. Teligent's market research indicates that the ILECs have been unable to satisfy customer demands for cost-effective, flexible and responsive service and that a significant portion of Teligent's target customer base - small and medium-sized businesses - is currently dissatisfied with its ILEC service. The potential revenue opportunity in this market, coupled with changes in the regulatory environment designed to enhance competition, have created opportunities for competitive local exchange carriers, or "CLECs," such as Teligent. Teligent intends to reduce or eliminate this last mile local bottleneck and gain market share primarily through the use of its SmartWave(TM) local networks while providing quality customer service and competitive pricing.

         Teligent believes that it can provide service throughout major market areas with lower capital requirements than either fiber-based or exclusively point-to-point wireless CLECs, enabling Teligent to offer its services to a broader customer base faster and at a lower cost. Teligent's networks allow both transmissions between multiple customer antennas and a single base station antenna (point-to-multipoint) and transmissions between a single customer antenna and a single base station (point-to-point), thereby allowing Teligent to share the same radio frequency spectrum among its customers and reducing its capital expenditures. In some cases, Teligent provides communications services to its customers using traditional broadband wireline technology which also has been integrated into its SmartWave(TM) local networks.

         Teligent's Corporate History

         Microwave Services, Inc. ("MSI"), a wholly owned subsidiary of the Company, founded Teligent in 1996 as a limited liability company joint venture with Digital Services Corporation ("DSC"), which is an affiliate of Telcom Ventures, L.L.C. ("Telcom Ventures"). In September 1996, Alex J. Mandl, formerly President and Chief Operating Officer of AT&T Corp. ("AT&T"), joined Teligent as its Chairman of the Board and Chief Executive Officer. In November 1997, Nippon Telegraph and Telephone Corporation, the world's largest telecommunications carrier, through an indirect wholly owned subsidiary ("NTT"), made a strategic equity investment of $100 million in Teligent. In connection with NTT's equity investment, MSI and DSC made additional cash contributions to Teligent totaling $60 million. Teligent became a publicly traded company on The Nasdaq Stock Market(R) under the symbol "TGNT" in November 1997 as a result of the completion of its initial public offering of Teligent Class A Common Stock. Through MSI, the Company holds 21,436,689 shares of Teligent Series B-1 Common Stock, which entitles the Company to designate a majority of the members of the Board of Directors of Teligent so long as the Company's ownership of Series B-1 Common Stock represents at least 20% of the equity interest represented by all outstanding common stock of Teligent. In connection with the Teligent IPO, Teligent became a reporting Person and files periodic reports under the Exchange Act.

         Teligent's FCC Licenses

         Teligent holds 24 GHz fixed wireless digital electronic message service ("DEMS") licenses granted by the Federal Communications Commission ("FCC"). These DEMS licenses cover 74 market areas, comprising more than 750 municipalities in the U.S., including 320-400 MHz of spectrum in 27 of the 35 most populous market areas in the U.S., and at least 80 MHz of spectrum in 47 other major market areas. These licenses, which were previously granted for operations in the 18 GHz band, were not subject to grant by auction. See "Business - Teligent - Government Regulation - Federal Regulation - Relocation of Licenses to 24 GHz." The majority of the 24 GHz licenses were either transferred or assigned to Teligent pursuant to FCC authority. Teligent also holds certain common carrier microwave licenses at other frequencies for use in its business.

         Teligent's Network Architecture

         Teligent deploys its SmartWave(TM) local networks, which are made up of fixed wireless point-to-multipoint and point-to-point broadband local networks, as well as traditional broadband wireline networks, to provide last mile customer connection in its licensed market areas. Teligent believes that having these types of integrated networks allows it to accommodate new customers quickly, as well as expand its customer base.

         Teligent uses a combination of wired and wireless facilities to connect the center to the base stations distributed throughout the market area. Teligent's base stations transmit to and receive signals from wireless equipment at a customer premise allowing transmissions between multiple customer antennas and a single base station antenna. In the case of Teligent's wireless customers, the customer premise equipment includes two components: (i) a small digital microwave antenna installed either on the roof, or an exterior wall of the customer's building and (ii) indoor equipment installed within the building that is connected to the internal building wiring. The antenna communicates with a Teligent base station by a microwave signal. Teligent's base stations have an average coverage area of up to 30 square miles, depending on a number of factors such as power levels used, customer density, local weather environment and network design. Teligent provides services to its wireline customers by using T-1 lines that Teligent has installed at its customer's premises.

         Teligent's broadband switching centers house traditional circuit-based systems as well as more advanced packet and cell-based switching systems. These switching systems are engineered to interconnect customer traffic with other local exchange networks, long distance networks and the Internet, as well as with other locations the customer may have within the Teligent network. Teligent's customer premise equipment is shared among all customers in the building. Similarly, equipment at each node site is shared among all customer premise equipment served by that node.

         In June 1998, Teligent opened a state-of-the-art customer service and network operations center near its headquarters just outside of Washington, DC. Teligent's network operations center monitors its networks 24 hours-a-day, seven days-a-week and provides real-time alarm, status and performance information. Teligent's network operations center also allows it to provide customers remote circuit provisioning to ensure service availability, monitor various network elements to ensure consistent and reliable performance, and plan for and conduct preventative maintenance activities in order to avoid network outages and to respond promptly to any network disruption that might occur.

         Key Vendors

         The majority of Teligent's network equipment, including switches, base stations and antennas is currently provided by Northern Telecom, Inc. ("Nortel"), pursuant to a Network Products Purchase Agreement signed in December 1997. Although Nortel is Teligent's primary vendor and systems integrator, Teligent's strategy is to identify and use additional suppliers to ensure a high level of quality and reduce the cost of equipment over time. In this regard, Teligent evaluates different suppliers and has begun testing equipment manufactured by suppliers other than Nortel.

         Teligent's Business Strategy

         Teligent's goal is to be a premier facilities-based communications provider to small and medium-sized businesses. The steps Teligent is taking to achieve this objective are as follows:

         Target Small and Medium-Sized Businesses. Teligent's primary marketing efforts are focused on small and medium-sized businesses with 5 to 500 telephone lines. These types of customers are located in more than 750,000 commercial buildings throughout the United States. Teligent targets these customers through direct sales efforts, telesales and indirect sales channels. Teligent offers products like a flat rate service and its on-line "e*magine(service mark)" billing system. Teligent may also, from time to time, selectively pursue sales opportunities with larger businesses in certain situations.

         End User Focus. Teligent currently offers its services directly to end users, as opposed to acting as a "carrier's carrier" by offering services on the wholesale level to others for resale to the end user. By earning the majority of its revenues from providing services directly to end user customers, Teligent believes that it (i) is establishing and will be able to maintain a broad base of its own customers, thereby minimizing the risk of having to rely on a limited number of customers for the majority of its revenues, (ii) maximize revenues and profitability by doing business in the higher priced retail market, and (iii) distinguish itself through high quality service that is responsive to the customer.

         Develop Brand Awareness. Teligent is endeavoring to position itself as a high quality service operator that provides reliable communications services and quality customer support at competitive prices. In the fall of 1998, Teligent launched a nationwide mass media marketing campaign to reflect these objectives.

         Achieve Market Share Via Competitive Pricing. As a new market entrant, Teligent's strategy is to price its services competitively to gain market share early. Teligent believes that it prices its services at a significant discount to existing competing offers. Generally, Teligent averages several representative bills from a customer's current service providers and deducts up to 30% from such average to arrive at the customer's new flat rate. Under this plan, local and Internet services are unlimited. If customers wish to increase their long distance and international usage over current levels, they can purchase more Teligent services at attractive prices. Teligent anticipates that some ILECs may reduce their prices as increased competition begins to erode their market share, however Teligent expects to remain competitive if market prices decline. Teligent believes that it will be able to compete economically because of its lower network costs compared to those of the ILECs.

         Rapid Deployment. Teligent intends to take advantage of its ability to quickly establish service in its market areas because of its lower capital requirements. Teligent's ability to enter its market areas quickly and establish service allows it to establish an initial presence in a market, which further enhances Teligent's relative cost advantage, attracts additional customers and develops its brand reputation. In the fall of 1998, Teligent announced a plan to accelerate its 1999 deployment schedule and Teligent currently expects to be in 40 markets by the end of the year.

         Exploit Future Growth Opportunities. Teligent intends to continue building on the capabilities of its networks to expand its target market and service offerings. This expansion may include targeting international opportunities.

         Sales and Marketing

         Overview. To develop the market potential of its network, Teligent has organized its operations into five geographic regions. Each region has its own Regional Vice President in charge of operations, field service, site acquisition, proactive customer service and sales and marketing. The extent of sales activity in each market depends upon a number of factors including (i) number of license areas, (ii) geographic size of license areas, (iii) customer density within licensed areas, and (iv) the competitive landscape.

         Sales Force/Customer Care. Teligent seeks to recruit salespeople with successful experience in competitive communications businesses, including individuals with backgrounds in competitive local exchange, competitive long distance, telecommunications equipment and data services. Teligent's salespeople have performance incentives through a structure that ties a significant portion of their compensation to the actual revenue they produce. In addition, salespeople are encouraged to maximize penetration in buildings in which Teligent has installed customer premise equipment. Teligent's sales force is trained to sell its full product line of local, long distance, Internet and data services.

         Marketing. Teligent supplements its direct sales force through various marketing plans, including direct mail, partnership marketing (in specific buildings or associated properties), targeted advertising and promotional efforts in its coverage areas. In addition, Teligent uses alternate or indirect channels of distribution, including a sales agent program.

         Competition in the Telecommunications Industry

         Local Telecommunications Market

         Competition from ILECs. The local telecommunications market is intensely competitive for newer entrants and currently is dominated by the Regional Bell Operating Companies ("RBOCs") and other ILECs. In each market area in which Teligent is authorized to provide services, Teligent competes or will compete with several other service providers and technologies. Teligent expects to compete on the basis of local service features, quality, price, reliability, customer service and rapid response to customer needs. The ILECs have long standing relationships with their customers, have significant name recognition and financial resources, have the potential to subsidize competitive services with revenues from a variety of business services, and benefit from existing state and federal regulations that favor the ILECs over Teligent in certain respects.

         The Telecommunications Act of 1996 (the "Telecommunications Act") reduced barriers to entry into new segments of the industry. Teligent believes that the requirements of the Telecommunications Act promote greater competition and have helped provide opportunities for broader entrance into the local exchange markets. However, as ILECs face increased competition, regulatory decisions are likely to provide them with increased pricing flexibility, which in turn may result in increased price competition. Increased price competition may negatively impact Teligent.

         A number of companies, including the ILECs themselves, are developing enhancements to increase the performance of ILECs' copper wire-based legacy networks. These generally consist of digital subscriber line products, such as ADSL, HDSL and VDSL. There can be no assurance that Teligent will able to compete effectively with these enhancements.

         Competition from New 24 GHz and Other Fixed Wireless Companies. Teligent faces potential competition from new entrants to the fixed wireless market as well as IXC's and other CLECs and other leading telecommunications companies. In addition, the FCC has announced that it will devise rules for the issuance of 24 GHz licenses for up to five 80 MHz channels in each market except for those licenses already issued to Teligent and other previous 18 GHz DEMS licensees. See "Business - Teligent - Government Regulation." Teligent believes that in the event additional 24 GHz licenses are made available through an auction, other entities having greater resources than Teligent could acquire authorizations. See "Business - Teligent - Government Regulation."

         Teligent also faces competition from entities that offer or are licensed to offer other terrestrial fixed wireless services, including Multichannel Multipoint Distribution Service, 28 GHz Local Multipoint Distribution Service and 38 GHz wireless communications systems, 2.8 GHz Wireless Communications Service, FCC Part 15 unlicensed wireless radio devices, and other services that use existing point-to-point wireless channels on other frequencies. One such competitor, NextLink Communications, Inc., recently agreed to acquire WNP Communications, Inc.'s Local Multipoint Distribution System wireless licenses and announced plans to use the fixed wireless licenses to build extensions to the local fiber optic networks that it plans to build in most major U.S. cities. Additionally, other companies have filed applications for global broadband satellite systems proposed to be used for broadband voice and data services. If developed, these systems could also present Teligent with significant competition.

         Other Competitors. Teligent also faces local and long distance competition from AT&T, MCI Worldcom, Sprint, and other IXCs. Teligent may also face competition from electric utilities (several have secured the necessary authorizations to provide local telephone service and are in various stages of perfecting and implementing their business plans), ILECs operating outside their current local service areas, and other providers. These entities provide transmission services using technologies that may enjoy a greater degree of market acceptance than Teligent's wireless broadband technology in the provision of last mile broadband services. Moreover, the consolidation of telecommunications companies and the formation of business alliances within the telecommunications industry, which are expected to accelerate as a result of the passage of the Telecommunications Act, could give rise to significant new or stronger competitors. There can be no assurance that Teligent will be able to compete effectively in any of its markets against such entrants.

         Internet Services

         Teligent's Internet services face significant competition from other Internet Service Providers ("ISPs") as well as from other ILECs, CLECs and IXCs. There is a great deal of competition in this industry in the delivery of Internet service to small and medium-sized businesses, which is Teligent's target market. Teligent believes its local networks provide a low-cost advantage in delivering Internet service. However, there can be no assurance that Teligent can successfully compete with larger and more established companies that already provide Internet service or have resources to enter the market.

         Long Distance Telecommunications Market

         The long distance market has relatively insignificant barriers to entry, numerous entities competing for the same customers and a high average churn rate as customers frequently change long distance providers in response to the offering of lower rates or promotional incentives by competitors. Teligent competes with major carriers such as AT&T, Sprint, and MCI Worldcom, as well as other national and regional long distance carriers and resellers. Teligent believes that one or more of the RBOCs may compete in the long distance telecommunications industry in some states by year-end 1999. See "Business - Teligent - Government

Regulation." ISPs also will compete in this market. Teligent believes that the principal competitive factors affecting its market share will be pricing, customer service, accurate billing, clear pricing policies and, to a lesser extent, variety of services. Teligent's ability to compete effectively will depend on maintaining high quality, market-driven services at prices generally perceived to be equal to or below those charged by its competitors. To maintain a competitive posture, Teligent believes that it must be in a position to reduce prices in order to meet reductions in rates, if any, by others. Any such reductions could have an adverse impact on Teligent. In addition, ILECs have been obtaining additional pricing flexibility, which may enable ILECs to gain volume discounts from larger long distance companies, thus putting Teligent's long distance business at a disadvantage in competing with these providers.


         Government Regulation

         Overview

         Teligent's fixed wireless broadband services are subject to regulation by federal, state and local governmental agencies. Teligent has received authority to offer competitive local telephone services in 39 states and the District of Columbia, comprising all of its 74 markets. That compares to 27 markets in which authority had been granted at the end of 1997. Teligent has also successfully negotiated interconnection agreements covering 72 markets with all of the major local exchange carriers, including Ameritech, Bell Atlantic, GTE, Pacific Bell, Southwestern Bell, Sprint, BellSouth and US WEST. At the end of 1997, Teligent had interconnection agreements covering 25 markets.

         At the federal level, the FCC has jurisdiction over the use of the electromagnetic spectrum (i.e., wireless services) and has exclusive jurisdiction over all interstate telecommunications services, that is, those that originate in one state and terminate in another state. State regulatory commissions generally have jurisdiction over intrastate communications, that is, those that originate and terminate in the same state. Municipalities and other local jurisdictions may regulate limited aspects of Teligent's business by, for example, imposing zoning and franchise requirements and requiring installation permits. Teligent is also subject to taxation at the federal and state levels and may be subject to varying taxes and fees from local jurisdictions.

         Federal Legislation

         The Telecommunications Act. The Telecommunications Act, enacted on February 8, 1996, established local exchange competition as a national policy by removing state regulatory barriers to competition and the preemption of laws restricting competition in the local exchange market. The Telecommunications Act mandated that ILECs comply with various requirements designed to foster competition. In addition, the Telecommunications Act allows RBOCs to provide in-region inter-LATA services on a state-by-state basis once certain market-opening requirements are implemented and entry is determined to be in the public interest. The provisions of the Telecommunications Act are designed to ensure that RBOCs take affirmative steps to level the playing field for their competitors so that others can compete effectively before the RBOC secures in-region long-distance entry. To date, no RBOCs have gained authority to provide in-region inter-LATA service.

         Federal Regulation

         The Telecommunications Act Regulations. The Telecommunications Act in some sections is self-executing, but in most cases the FCC must issue regulations that identify specific requirements before Teligent and its competitors can proceed to implement the changes prescribed by the Telecommunications Act. The outcome of these various ongoing FCC rulemaking proceedings or judicial appeals of such proceedings could materially affect Teligent's business, financial condition and results of operations.

         Pursuant to the Telecommunications Act, the FCC adopted, in August 1996, new rules implementing the interconnection and resale provisions of the Telecommunications Act (the "Interconnection Order"). In July 1997, the United States Court of Appeals for the Eighth Circuit set aside significant portions of the FCC's Interconnection Order. On January 25, 1999, however, the Supreme Court reinstated key provisions of the FCC's Interconnection Order including provisions governing the pricing of local services and elements as well as its "pick and choose" provision. The Supreme Court vacated the FCC's unbundled element rule, pursuant to which ILECs are required to make divisible elements of their networks and services (for example, local loops available for lease by CLECs). The Supreme Court decision creates the greatest uncertainties for competitors who largely depend on such elements to compete. Teligent believes that this decision may be a comparative advantage for Teligent, which does not rely heavily on ILEC unbundled elements. The FCC is expected to issue a rulemaking proceeding in the very near future to address this issue.

         FCC Licensing. The Communications Act of 1934 (the "Communications Act") imposes certain requirements relating to licensing, common carrier obligations, reporting and treatment of competition. Teligent believes that it is in compliance with all FCC requirements relating to its licenses and common carrier obligations. Teligent has also obtained a "Section 214" authorization from the FCC, which authorizes it to provide international facilities-based telecommunications services between the U.S. and virtually any other country. Teligent must maintain, and currently does have, tariffs on file with the FCC governing its provision of domestic interstate and international common carrier telecommunications services.

         Relocation of Licenses to 24 GHz. The FCC issued an Order (the "Relocation Order") on March 14, 1997, essentially relocating certain DEMS licensees in the 18 GHz band to a reallocated portion of the 24 GHz band, pursuant to a request of the National Telecommunications and Information Administration ("NTIA") acting on behalf of the Department of Defense. The Relocation Order provided for the relocation of these licenses from 100 MHz over 5 channels in the 18 GHz band to 400 MHz over 5 corresponding channels in the 24 GHz band. On June 24, 1997, the FCC issued a subsequent order (the "Modification Order") that implemented the Relocation Order by modifying the affected 18 GHz licenses, including Teligent's, to authorize operations at 24 GHz. Pursuant to the Relocation Order, those 18 GHz fixed wireless operators in the Washington, DC and Denver, CO areas (including Teligent's Washington, DC, Baltimore, MD and Denver, CO facilities) were required to relocate to corresponding channels in the 24 GHz band no later than June 5, 1997. Although Teligent is permitted to continue operations in the 18 GHz band outside of the Washington, DC and Denver, CO areas until January 1, 2001, Teligent has converted most of its facilities to 24 GHz band operations.

         The FCC implemented the relocation to 24 GHz without notice and comment procedures in order to give effect to NTIA's request to protect national security satellite operations from harmful interference from 18 GHz licensed stations. A number of parties filed petitions for reconsideration. The FCC issued its Reconsideration Order (the "Reconsideration Order") on July 17, 1998 affirming its original Relocation Order in all respects. One party, Webcel Communication, appealed the FCC's Order to the United States Court of Appeals for the District of Columbia. Teligent filed a motion to intervene and a motion to dismiss for lack of standing on December 7, 1998. On February 16, 1999, the court granted Teligent's motion to intervene but the motion to dismiss is still pending. There can be no assurance that the FCC will be able to defend any such litigation successfully. The court has many options. For example, the court may affirm the Reconsideration Order, vacate and remand the matter to the FCC for initiation of a rulemaking proceeding, or make any other ruling. If the matter is remanded, the FCC could decide this issue in the same way or it could make a different decision, which may be adverse to Teligent. Failure by the court to affirm the terms of the Reconsideration Order could have a negative effect on Teligent.

         Alien Ownership. On October 30, 1998, the FCC granted Teligent's petition for a public interest determination that its licensed subsidiaries could increase indirect foreign ownership up to a 49.9% non-controlling level through fluctuations in publicly traded shares without obtaining prior FCC approval. Teligent's foreign ownership is currently below 49.9%.

         State Regulation

         Many of Teligent's services are classified as intrastate services subject to state regulation. All of the states where Teligent operates, or will operate, require some degree of state regulatory commission approval to provide certain intrastate services. In most states, intrastate tariffs are also required for various intrastate services, although Teligent is not typically subject to price or rate of return regulation for tariffed intrastate services. Teligent has received state authorizations to provide facilities-based local and long distance services in 39 states and the District of Columbia, covering all 74 of its licensed markets. Of the remaining 11 states, Teligent has obtained long distance only authorization in 6 states and has applications pending for long distance authority in the other 5.

         Local Regulation

         Teligent needs to interact with local governments in a variety of ways. How diverse local governments will exercise traditional functions, including zoning, permitting and management of rights of ways, and address the expansion of telecommunications competition and varying means of entry in particular, is uncertain. The kinds and timing of approvals required to install antennas and conduct other aspects of Teligent's business varies among local governments and may also vary with the specific technology or equipment configuration.

         While the Telecommunications Act permits local governments to manage rights of way, the scope of that authority, including the circumstances when fees can be charged and the amount of such charges, has already been the subject of numerous disputes between telecommunications carriers and local governments. In addition, some local governments have been requiring substantial filings and review before telecommunications carriers can operate in their licensed areas and have also required the payment of significant franchise fees or taxes. Some of these disputes involving licensing of telecommunications carriers, antenna siting, and rights of way are in litigation and more litigation is likely. On December 12, 1997, Teligent accepted under protest a franchise with the City of Dallas, which is similar to other Dallas franchises agreed to by other CLECs. On the same date, Teligent filed a Complaint for Declaratory Judgment against the City of Dallas in the United States District Court for the Northern District of Texas alleging that Teligent does not own, construct, install or maintain facilities located in public rights of way, and that the City of Dallas is therefore prohibited both by federal and state law from barring Teligent's competitive entry into the Dallas market unless Teligent first accepts a franchise. Teligent secured a preliminary injunction providing that it does not need to comply with the Dallas ordinance. Teligent cannot make assurances as to the outcome of the litigation. The FCC has recently prevented enforcement of certain state and local regulations that had the effect of inhibiting local competition. Any inability or unwillingness by the FCC or the courts to preempt additional state and local regulations in a timely fashion could adversely impact Teligent.

TRUEPOSITION, INC.

         Overview

         TruePosition, Inc. ("TruePosition"), a wholly owned subsidiary of the Company, intends to be a leading provider in the emerging wireless location services market. TruePosition has developed and is commercializing its TruePosition(R) Wireless Location System(TM) (the "TruePosition System"). The TruePosition System is designed to enable mobile wireless service providers (e.g., cellular and Personal Communication Services ("PCS") carriers) to determine the location of any wireless transmitter, including cellular or PCS telephones. Using patented time difference of arrival ("TDOA") technology and applications, the TruePosition System calculates the latitude and longitude of any designated wireless telephone or transmitter and forwards this information in real time to any desired application software. TruePosition's strategic objective is to position itself as both an equipment supplier to wireless carriers that implement its system, as well as an ongoing service provider to these customers. The Company believes that the TruePosition System enjoys several key competitive advantages over alternative wireless location systems and technologies, including its speed to market, patented technology, value-added enhancement applications and comparative low cost of network deployment.

         An important segment of the wireless location market is location-based emergency services, allowing 911 public safety and emergency service agencies to provide the same level of service afforded to wireline subscribers. This emerging market is driven principally by a Report and Order (the "Order") issued by the FCC on June 12, 1996. The Order requires cellular, PCS and Specialized Mobile Radio providers to offer enhanced 911 ("E911") access and services to mobile radio callers, and the full implementation of location technology by wireless carriers, by October 2001 ("Phase 2 E911"). See "Business - TruePosition - Government Regulation." TruePosition's initial focus is on the commercialization of its Phase 2 E911 wireless location solution, which it is marketing to wireless carriers based not only upon the obligations imposed by the Order, but also on the Company's belief that emergency location services are increasingly important to wireless subscribers, and that wireless carriers will obtain a competitive advantage by offering wireless location services, and in particular, the TruePosition System. The Cellular Telephone Industry Association ("CTIA") estimates that there are currently over 60 million wireless service subscribers in the U.S. According to the CTIA, nearly two-thirds of such wireless subscribers cited "personal safety" and "emergency services" as their primary motivations for purchasing their wireless service and more than 100,000 emergency calls per day are made from wireless phones.


         Development History of the TruePosition System

         The Company began development of the TruePosition System in 1992, and in July 1994, the Company was granted its first patent for the technology underlying the TruePosition System. Since 1994, the Company has successfully demonstrated the TruePosition System in numerous topologies and environments, including rural, semi-rural and urban environments. In December 1996, in cooperation with the Greater Harris County 9-1-1 Emergency Network and Houston Cellular Telephone Company ("Houston Cellular"), TruePosition successfully demonstrated the TruePosition System in an eight cell site platform in Houston, Texas. From January to June 1997, in conjunction with Comcast Cellular Communications, Inc. ("Comcast"), the State of New Jersey, Bell Atlantic Mobile and other E911 participants, TruePosition successfully demonstrated the first live demonstration of wireless Phase 2 E911 with location technology (the "New Jersey Demonstration"), which covered the southernmost fifty miles of the I-295/New Jersey Turnpike corridor, and provided real-time location information for wireless E911 calls originating from Comcast subscribers within the subject area. During the New Jersey Demonstration, the TruePosition System handled over 3,500 live wireless 911 calls and over 81,000 test calls placed by participants.

         Business Strategy

         TruePosition is implementing the following initiatives in support of its goal to be a premier provider of wireless location systems and related services:

         Target Large and Medium Market Wireless Carriers. TruePosition is focusing its marketing and sales efforts on the wireless carriers in the top 25 to 30 U.S. markets, as well as medium-sized cellular markets in the U.S. These large and medium-sized cellular markets are dominated by the top cellular operators, such as AT&T Wireless, GTE Wireless, SBC Communications, AirTouch/US West, Bell Atlantic Mobile Systems, Ameritech Cellular , BellSouth Mobility and Comcast Cellular. TruePosition is currently in discussions with several of these carriers regarding the implementation of the TruePosition System in selected markets. In addition, TruePosition has received inquiries from international wireless carriers regarding implementation of the TruePosition System.

         On June 19, 1998, TruePosition signed an agreement (the "GHC Contract") with the Greater Harris County 9-1-1 Emergency Network ("GHC") for the provision of wireless Phase 2 E911 location services. See "Business - TruePosition - Government Regulation - Federal Regulation." The GHC Contract provides for installation of, and payments by GHC to TruePosition in respect thereof, the TruePosition system in two phases -- the first phase covering the highest wireless usage areas of downtown Houston, and the second covering the remainder of the GHC service area. The first phase installation was fully installed on Houston Cellular cell sites, and the TruePosition system began locating live wireless E911 callers, in March 1999. The second phase of the GHC Contract is anticipated to include multiple wireless systems, including both the analog
(AMPS) and digital (Time Division Multiple Access ("TDMA") and Code Division Multiple Access ("CDMA")) formats of cellular telephony. TruePosition has installed, and is maintaining and monitoring the system 24 hours a day from its Network Operations Center ("NOC") in Norristown, Pennsylvania. In order to provide TruePosition with access to the necessary telecommunications facilities to install the TruePosition System, GHC contracted directly with two of the wireless carriers in the Houston market -- GTE Wireless ("GTE") and Houston Cellular. In the event of any change in the status of the direct contractual arrangements between GHC and/or GTE and Houston Cellular, the continued operation of the TruePosition System installed pursuant to the GHC Contract may be jeopardized.

         Develop Partnering Opportunities with Major Wireless Infrastructure Providers and E911 Providers. In addition to targeting the wireless carriers themselves, TruePosition is seeking to create relationships and technological synergies with companies which may influence wireless carriers' implementation of location technology. TruePosition therefore seeks to develop partnering opportunities with major wireless infrastructure providers such as Lucent Technologies, Ericsson, Northern Telecom, Qualcomm, Motorola and others, in order to leverage their established relationships with wireless carriers and their technological support networks. In addition, TruePosition will target providers of E911 equipment and services as potential partners in selling turnkey wireless E911 systems.

         On January 28, 1999, TruePosition signed an agreement with Ericsson, that provides for joint marketing and development of wireless location systems and products for AMPS and TDMA networks utilizing the TruePosition System and Ericsson's Mobile Positioning Center technology. Under the agreement, Ericsson will promote the use of the TruePosition System in the AMPS and TDMA networks of Ericsson customers in the U.S. and Canada.

         Continue Development and Deployment of Value-Added Enhancement Applications. TruePosition is continuing its development of value-added enhancements to the TruePosition System, including location sensitive billing, fraud location, and vehicle and fleet management. The Company believes that such enhancements should allow carriers to create an added revenue base by offering expanded services to their subscribers, thereby increasing the attractiveness of the TruePosition System in advance of the deadlines imposed by the Order.

         On October 29, 1998, TruePosition signed an agreement with Shell Oil Products, Inc. to pursue joint development and marketing of the TruePosition System within the U.S. The agreement creates a framework for the parties to explore utilizing the TruePosition System to enhance the Shell Motorist Club roadside assistance program and also to provide additional products and services such as stolen vehicle prevention, crash notification and enhanced 4-1-1 "concierge" support marketed to customers of Shell Oil and the Shell Motorist Club.

         Continue Development of Support for Digital Formats of Cellular Telephony. In February, 1999, TruePosition announced the availability of its series 2 System, which is designed to support the digital (TDMA, CDMA and GSM) formats of wireless telephony. Software and hardware modules to support TDMA are already in field trial. The software and hardware modules for CDMA are planned for field trial in 1999. In addition to the modules for cellular carriers, the series 2 System is also designed to support hardware modules for PCS carriers, although these modules have not yet been released.

         Develop Service Capabilities to Wireless Carriers. The TruePosition System is being marketed as a revenue generating service to wireless carriers. TruePosition plans to offer a full range of support options, such as network design, turnkey installation, 24 hour monitoring from a centralized network operations center, routine system maintenance and custom software development for special interfaces. The GHC Contract provides GHC with full turnkey installation and 24 hour monitoring of the TruePosition System from a NOC located in Houston, Texas.

         On February 3, 1999, TruePosition and Corsair Communications, Inc., ("Corsair"), a leading provider of fraud prevention products and services to the wireless industry, entered into a letter of understanding whereby they will engage in discussions for the provision and cooperation of, among other things, the joint marketing of network-based wireless transmitter location products and services to Corsair's installed customer base. Under the letter, Corsair and TruePosition will work toward a final agreement for the joint marketing and selling of the TruePosition System whereby Corsair would use its sales and marketing team to introduce TruePosition to accounts and distribution partners with which Corsair has established relationships. The letter contemplates that the two companies would also cooperate to leverage Corsair's operations and field engineering personnel to support the TruePosition system, and that Corsair would make certain intellectual property available to TruePosition and would no longer be involved in the manufacture of its PhoneTrack(TM) location system.

         Build Nationwide Management, Development and Implementation Team. TruePosition now employs 78 people in five locations, including a regional support center in Houston, Texas to support the GHC Contract. In addition, TruePosition's potential agreement with Corsair may provide TruePosition with access to Corsair's nationwide network of support and technical personnel.

         Network and System Overview

         The TruePosition System. The TruePosition System is a passive overlay system designed to enable mobile wireless service providers to determine the location of any wireless device, including cellular or PCS telephones. Using patented TDOA technology, the TruePosition System calculates the latitude and longitude of any designated wireless telephone or transmitter and forwards this information in real time to any desired application software. TruePosition measures transmissions already occurring on the reverse control channel of wireless telephones and uses TDOA techniques to calculate the geographic location, as well as the direction of travel and velocity of a telephone or other wireless transmitter. With the release of AMPS and TDMA modules, the TruePosition System now supports the technology utilized by over 85% of the existing U.S. wireless subscriber base, which is estimated at over 60 million handsets. Due to this large installed base of wireless telephones, TruePosition selected a method which does not require alteration of the cellular telephone handset. Instead, the TruePosition System is designed as an overlay to the existing wireless network, and does not require construction of a separate terrestrial or satellite network.

         The TruePosition System is composed of four main elements, as follows:

         Signal Collection System ("SCS"). The Signal Collection System is a receiver designed specifically for location applications, and its modular architecture supports any traditional cell site configuration. It is typically located at "coverage" cell sites or other sites that provide good signal visibility. TruePosition's new series 2 System is an advanced hardware architecture which utilizes advanced wideband digital receivers that are capable of simultaneously listening to all frequencies used by different cellular or PCS wireless systems. The series 2 System includes control channel and voice channel location capability, dual-mode analog/digital location processing, LocationGuard(TM) privacy protection for subscribers, Pathfinder(TM) multipath mitigation algorithms, a scalable hardware architecture to match different cell site configurations and new support for low site density installations such as rural areas. In most cases, the SCS uses existing wireless system omni- or sectored-antennas and can employ additional receivers for voice channel tracking.

         TDOA Location Processor ("TLP"). The TDOA Location Processor is a powerful digital signal processing array designed for high volume location processing. The TLP contains the patented TDOA algorithms for computing position, confidence interval, speed, and direction of travel. The TLP also selectively determines which telephones to locate based upon any number of criteria, including the dialed number (such as "911") or the Mobile Identification Number. For security and network architecture purposes, the TLP is typically co-located with a wireless switch. The TLP uses a distributed, scaleable architecture to fit any wireless market size and is fully redundant.

         Applications Processor ("AP"). The Applications Processor is a high performance database software system that controls the TruePosition System and provides carrier and subscriber access to the location database records. One or more APs may be located anywhere within a carrier's network, and then remotely connected to the TLP. The AP provides full network management, configuration, and control of the TruePosition System, including remote software download to all components. It also provides a variety of secure application interfaces for direct connect or remote dial-in applications. The AP's open architecture is based on a state-of-the-art client/server architecture and is available for custom application development by third parties and the inclusion of value-added applications by TruePosition.

         Network Operations Center. The NOC provides single-point control of a TruePosition System, using an open object-oriented software architecture and a graphical user interface. It is designed and built for wireless engineers and technicians, and offers complete network configuration and control capability, including status indicators, alarms, system diagnostics and reporting.

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

         Most wireless switches, however, are not currently configured to pass the caller's phone number to the 911 switch - only the voice traffic is passed. Without the caller's phone number and location, the 911 switch cannot perform any intelligent routing, so calls for a large area may instead be routed to one PSAP. Phase 1 of the Order required that the PSAP be provided with the caller's cellular telephone number and the identity of the nearest cell site, which required modifications to the wireless carrier's mobile switch and the PSAP itself. Phase 2 of the Order requires that the wireless carrier also provide location information to the PSAP. The TruePosition System enables Phase 2 compliance by determining the caller's latitude/longitude location, and forwarding that information, within seconds and completely transparent to the caller, to the 911 switch for processing by the appropriate PSAP.

         Other Service Offerings

         The TruePosition System's design is intended to support many value-added end-user applications, in addition to E911 services. The Company believes that these applications will make the TruePosition System more attractive to wireless carriers and other businesses as the basis for additional sources of revenue or cost reductions.

         Location Sensitive Billing. The TruePosition System can provide a method for implementing location sensitive billing, which is more accurate than currently proposed per-cell-site systems. TruePosition believes that location sensitive billing can be an increasingly important source of revenue for many wireless carriers, as it will enable them to utilize their excess capacity to offer a single-handset solution for both home and mobile telephony, which could represent an important new revenue opportunity with the enactment of the Telecommunications Act. Location sensitive billing will allow carriers to customize calling plans for subscribers resulting in differing rates for usage based upon their location.

         Vehicle and Fleet Management. The TruePosition System offers customers a low-cost method to address vehicle and fleet management, because it relies on locating existing cellular telephones that are already installed in most fleets. In addition to fleet management, the TruePosition System can be adapted to stolen car retrieval, taxi dispatch, delivery routing, roadside assistance and traffic flow analysis. The TruePosition AP has been designed to support a variety of AP interfaces that permit end-user applications to access location data in real time. For example, the mapping and display system could be accessed and viewed via the Internet, which is already accessible to many consumers and businesses. To allay security concerns, the AP has been designed with appropriate partitions and security mechanisms to prevent unauthorized access of any user's location data.

         Fraud Location and Control. Wireless fraud remains a serious problem that adversely affects the financial performance of wireless carriers. To manage fraud, wireless carriers have waged a technological war against perpetrators with call profiling software, personal identification numbers and radio fingerprinting systems. By linking TruePosition's AP with the wireless carrier's clone detection or call profiler system, a wireless carrier can automatically and immediately begin tracking any phone number identified as a probable clone. The Company believes that the use of the TruePosition System will help a carrier reduce fraud losses by enabling the location and prosecution of the perpetrators.

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

         TDOA. Although TruePosition holds 2 patents for the use of TDOA technologies for the location of wireless telephones and other transmitters, several companies are developing wireless location systems using variations of TDOA. The Company believes that its patents present a significant barrier to the introduction of infringing uses of TDOA in wireless telephone location.

         Global Positioning System ("GPS"). Use of GPS involves establishing a caller's location by a timing and distance calculation, called triangulation, between the caller's GPS receiver and a minimum of 3 of the 24 GPS satellites. The Company believes that the use of GPS has two disadvantages when compared with the TruePosition System. First, GPS requires alteration of the telephone handset to accommodate a GPS receiver. TruePosition believes that any method requiring alteration of the telephone handset would be prohibitively expensive to extend to existing wireless phones, due to the large installed base of approximately 60 million wireless handsets in the U.S. Second, GPS requires direct line of sight between the GPS receiver, in this case in the telephone handset, and 3 of the 24 GPS satellites. Therefore, the Company believes that a GPS based wireless location system would not be universally available within a cellular network, for example in buildings, in tunnels or wherever there exists an obstruction between the telephone and the satellites; however, the Company is aware that several of its competitors are actively pursuing handset-based solutions. The TruePosition System, on the other hand, is developed to function wherever a caller can receive a cellular signal.

         Signal Attenuation Method. The signal attenuation method involves estimating distance, and therefore, location, based on the principal that the transmitted power of a cellular telephone signal attenuates over distance. If the transmitted power of the cellular phone is known, and the power is measured at another point, the distance can be estimated using one of several propagation methods. The Company believes that this technique is generally less accurate than the TruePosition System for several reasons. First, discovering transmitted power levels is a burden that is complicated by cell site sectoring, antenna down-tilting and continuous wireless system tuning. In addition, signals attenuate for reasons other than distance traveled, such as atmospheric conditions and passage through walls and other objects.

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

         Government Regulation

         TruePosition does not require licensing from the FCC or other federal, state or local authorities. However, the provision of E911 services is subject to regulation at federal, state and local levels in the U.S. While the regulatory environment of the E911 community currently does not impose direct obligations upon TruePosition, it may affect the marketability of the TruePosition System with regard to E911 services.

         Federal Regulation. On June 12, 1996, the FCC issued the Order which requires Commercial Mobile Radio Service providers of real-time voice services to offer E911 access and services to mobile radio callers. On December 1, 1997, the FCC adopted a Memorandum Opinion and Order ("MO&O") that modified certain rules adopted in the Order and reaffirmed the E911 implementation schedule. These orders collectively mandate the implementation of E911 in two phases:

         The deadline for Phase 1 implementation was April 1, 1998, and required wireless carriers to provide a wireless caller's Automatic Number Identification ("ANI") and Pseudo-ANI ("PANI") to a requesting E911 PSAP. The caller's ANI is the call-back number for the phone, which is generally the Mobile Identification Number of the mobile phone. The PANI is a unique number that represents the cell site and sector from which the wireless caller originated.

         Phase 2 must be implemented by October 1, 2001, and requires wireless carriers to provide the location of the wireless caller in two dimensions (latitude and longitude, but not altitude) to a requesting PSAP in addition to the Phase 1 requirements. The location must be accurate to within 125 meters (410 feet) Root Mean Squared ("RMS"). RMS is a scientific and statistical measurement in which any error in the location estimates are first squared, then an average of the squared numbers is calculated, and the square root of the average is then determined. Typically, the RMS accuracy measurement of a Phase 2 location system will mean that between 63% and 75% of the locations will be within 125 meters radial error of the caller's actual location.

         Each of the FCC Phase 1 and Phase 2 rules are applicable to wireless carriers upon two conditions: (i) a carrier must receive a request for E911 from a PSAP capable of receiving and utilizing the relevant data, and (ii) a state or local cost recovery mechanism must be in place to compensate the wireless carrier for the cost of implementing the requirements. The Company believes that there is significant momentum within the E911 community to request full compliance with the provisions of the Order by the wireless carriers. Cost recovery mechanisms are generally regulated by state and local governments.

         The FCC has received two petitions for reconsideration and/or clarification of the rules adopted in the MO&O. Specifically, the CTIA requested that, among other things, the FCC clarify the Phase 2 implementation schedule for handset-based mobile phone location technologies, such as GPS. In addition, the CTIA and one cellular carrier urged the FCC to condition the provision of E911 services on a state-by-state basis upon each state's adoption of wireless carrier liability protections. The U.S. House of Representatives recently adopted a bill that would limit the liability of all mobile wireless carriers providing E911 services and make "9-1-1" the universal emergency telephone number for mobile wireless phones; a similar measure is pending in the U.S. Senate. Although the outcome of these proceedings cannot be determined at this time, such outcome may affect TruePosition's ability to market its E911 services.

         Additionally, on December 24, 1998, the FCC issued a public notice announcing that it would consider issuing waivers of the Phase 2 obligation to those mobile wireless carriers that desired to deploy handset-based technologies, such as GPS-equipped mobile phones, in lieu of strict compliance with the Phase 2 rules. Such handset-based E911 solutions generally will not extend wireless location capabilities to mobile phones sold prior to the availability of specially designed GPS-equipped handsets, which are not currently expected to be available for at least another two years or more. Since carriers relying solely on such handset-based solutions would not extend E911 protection to their current and much of their future subscriber base (and roamers), carriers need a waiver of the Phase 2 rules to rely on such solutions. Approximately two dozen wireless carriers, including some of the largest wireless carriers in the U.S., such as AT&T, Sprint and AirTouch, have asked the FCC for such "handset-based" waivers or, in the alternative, rule changes. TruePosition has opposed the grant of such waivers because waivers would result in tens of millions of mobile wireless users whose phones - and therefore wireless service - would lack Phase 2 E911 protection. Although the outcome of these or future waiver requests cannot be determined, the grant of such waivers could materially and adversely affect TruePosition's ability to market its E911 services.

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

         The majority of states with funding mechanisms raise revenue to pay for E911 systems through a charge to wireline telephone bills. The Company believes that current legislative trends indicate that states will also permit wireless carriers to charge a fee for E911 location services on their bills, just as wireline carriers charge an E911 access charge to their subscribers. Nevertheless, the large majority of states have not yet authorized subscriber fees for wireless Phase 2 E911 location services, and may not authorize such charges in the near future. Failure to authorize such charges could delay the deployment of wireless Phase 2 location services by carriers, and therefore have an adverse effect on acceptance of the TruePosition System.

         Teletrac

         TruePosition also owns a 12.7% equity interest in Teletrac, Inc. ("Teletrac"), consisting of a combination of common stock and preferred stock, for which TruePosition paid in the aggregate $6 million. Teletrac is in the business of providing location and messaging services primarily for vehicle and fleet management. Its technology differs from that of TruePosition in that it requires the installation of dedicated equipment in the vehicle to be located, and operates in a frequency band which requires Teletrac to have a specific license for location services from the FCC. TruePosition, on the other hand, is designed to operate on mobile telephone systems already licensed by the FCC.


MEXICAN CELLULAR TELEPHONE SYSTEM

         The Company, through a wholly owned subsidiary, Associated Communications of Mexico, Inc. ("ACM"), owns 23.6% of the capital stock of Grupo Portatel, S.A. de C.V. ("Grupo"), a Mexican corporation of which Portatel del Sureste, S.A. de C.V. ("Portatel") is a wholly owned subsidiary. Portatel is licensed to provide "A" band cellular telephone services covering Region 8 of Mexico. ACM is a party to an Association in Participation ("AP Agreement") and a related Joint Venture Agreement (together, the "Grupo Documents") along with a U.S. corporation (the "Grupo Shareholder") and a Mexican national with 14.8% and 1.3% equity interests in Grupo, respectively. Through the AP Agreement, the Mexican national, acting as the Active Partner (as defined in the AP Agreement), has a 31.9% equity interest in Grupo. ACM and the Grupo Shareholder are Silent Partners as defined in the AP Agreement. The Grupo Documents provide for the allocation to the parties to the Grupo Documents, at a given ratio, of proceeds received from distributions made by Grupo to its stockholders or from the sale of shares held pursuant to the AP Agreement, after adjustment to such proceeds for income tax liabilities and payment of capital advanced by ACM and the Grupo Shareholder and related investment fees thereon (the "Distribution of Proceeds Provision"). In the event that the Active Partner, after consultation with the Silent Partners, votes against the express will of the Silent Partners, then the Active Partner's proceeds from the sale of Grupo will be reduced by 50% in accordance with the Distribution of Proceeds Provision. Additionally, the Grupo Documents provide that in the event of a change in Mexican law which would allow for the Silent Partners to hold direct ownership in Grupo without any percentage limitation, then, at the option of the Silent Partners, the Silent Partners may cause the AP Agreement to be dissolved, and the Silent Partners' ownership increase in Grupo will be determined based upon an allocation methodology consistent with the Distribution of Proceeds Provision. As a result of a change in Mexican law after the execution of the AP and Joint Venture Agreements, the Silent Partners have the ability to increase their direct percentage ownership in Grupo without any percentage limitation, subject to certain Mexican regulatory approvals which are routine in nature, and thus are entitled at their option to cause the AP Agreement to be dissolved.

         ACM and the Grupo Shareholder have contributed their respective voting interests in Grupo and the AP Agreement to a joint venture limited liability company, known as Grupo Holdings, L.L.C. ("Grupo Holdings"). ACM and the Grupo Shareholder are the only members of Grupo Holdings, in which ACM has a 61.6% controlling equity interest.

         Grupo, Portatel, and certain shareholders of Grupo (including ACM), are parties to a Contribution Agreement, dated as of January 31, 1996 (the "Contribution Agreement"), with a vendor of Portatel which had guaranteed certain debt payments of Portatel under various credit facilities (the "Guarantor"). Pursuant to the Contribution Agreement, in 1997 approximately $14.7 million of Portatel's debt, which was paid by the Guarantor on Portatel's behalf to Portatel's lenders, was converted into an approximate 21.7% equity interest in Grupo, thereby diluting ACM's direct ownership of Grupo from 30.2% to 23.6%. The Guarantor continues to guarantee the remaining debt of Portatel of approximately $6.2 million, secured by an approximate 31% equity interest in Portatel.

         After the closing under the Contribution Agreement, excluding the effect of the AP Agreement, Grupo Holdings has a direct 38.4% voting equity interest in Grupo. Through the AP Agreement and control of Grupo Holdings, ACM has sufficient control over the assets of Grupo such that the Company consolidated the financial statements of Grupo effective January 1, 1996.

         A subsidiary of Telefonos de Mexico, S.A. de C.V. ("RadioMovil") holds the "B" band license to provide nationwide cellular service in Mexico. The Company believes that Portatel competes effectively with RadioMovil; however, competition has been intense and there can be no assurance that Portatel will continue to be able to compete effectively. The Mexican governmental regulatory authority ("SCT") regulates the tariffs of cellular service providers in Mexico and service rate increases may be implemented with SCT approval.

         Portatel has been significantly affected by the decline in the state of the Mexican economy, which began in late 1994 as a result of the devaluation of the Mexican new peso. Resulting high inflation rates have continued into 1998 and have impacted Portatel's revenues, financing and procurement. The Company's operating results with respect to its investment in Grupo will continue to be subject to fluctuations in the peso's exchange rate and inflation in the Mexican economy. One potential impact on the Company is the possibility of an increase in cash outlays to Grupo, the extent of which is not readily determinable.


MARKETABLE EQUITY SECURITIES

         As of March 26, 1999, the Company's portfolio of marketable equity securities (the "Portfolio Securities"), with a market value of approximately $1.8 billion, includes 13,146,182 shares of AT&T common stock, and 11,684,477 and 2,651,944 shares of Liberty Media Group Class A and Class B Common Stock, respectively (tracking stocks issued by AT&T). AT&T merged with Tele-Communications, Inc. ("TCI") on March 9, 1999. The Company had previously held stock in TCI and certain affiliates. On March 12, 1999, the AT&T Board of Directors declared a three-for-two stock split, effected in the form of a stock dividend, of the outstanding AT&T common stock, payable on April 15, 1999 to stockholders of record on March 31, 1999. Post-split, the Company will own 19,719,273 shares of AT&T common stock. AT&T is among the world's communications leaders, is publicly traded on the New York Stock Exchange under the symbol "T", and is required to file periodic reports with the SEC under the Exchange Act.

         The Company has utilized the Portfolio Securities as a source of funds for operations and development of its various businesses by pledging a portion of the securities under short-term borrowing arrangements. In addition, the Company has a policy of disposing of a portion of the Portfolio Securities from time to time, to the extent net operating loss carryforwards are available to offset tax liabilities resulting from such dispositions and otherwise as deemed appropriate by the Company, to fund the development and commercialization of its wireless communications technologies and to make acquisitions of operating companies. Consistent with this policy, in 1998 and 1997 the Company sold certain of its marketable securities for proceeds of approximately $1,930,000 and $2,512,000, respectively, and recording pretax gains of $1,162,000 and $2,485,000, respectively. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources."

RADIO BROADCASTING

         The Company, through a wholly owned subsidiary, Associated Radio, Inc. ("ARI"), owns and operates WSTV-AM and WRKY-FM in Steubenville, Ohio and WOMP-AM/FM, which serves Bellaire, Ohio and the adjacent Wheeling, West Virginia markets. Since the Bellaire and Wheeling markets are adjacent to the Steubenville market, these radio operations share certain services. Additionally, ARI owns and operates WXST-FM (formerly WLYR-FM), serving the Delaware and Columbus, Ohio markets. ARI's radio stations are authorized to operate 24 hours a day.

         The following table sets forth certain information concerning the broadcasting stations:

                                                                                        Stations in Market
                                          License                                            (AM & FM
Market                  Station           Expires      Format                                Combined)
------                  -------           -------      ------                                ---------
Steubenville, OH        WSTV-AM           10/1/04      News-Talk-Sports                            5
                        WRKY-FM           10/1/04      Hot Country

Bellaire, OH and        WOMP-AM           10/1/04      News-Talk-Sports                           12
Wheeling, WV            WOMP-FM           10/1/04      Hot Adult Contemporary

Delaware and
Columbus, OH            WXST-FM           10/1/04      Greatest Hits of the 1980's                32


         The Company's radio broadcasting stations are subject to the regulations and licensing requirements of the FCC. The FCC is authorized to issue, revoke and modify broadcasting licenses, determine station frequencies, areas to be served and power to be used, and to impose penalties for noncompliance with its regulations. Pursuant to the Telecommunications Act, radio broadcast licenses may be granted by the FCC for a maximum period of eight years, and, upon application, may be renewed for successive eight-year periods.

PERSONAL COMMUNICATIONS SERVICES

         The Company has a 75% interest in a general partnership which holds a 4.42% interest in Omnipoint Communications, Inc. ("OCI"), a subsidiary of Omnipoint Corporation ("Omnipoint Parent"). OCI was awarded one of three pioneer's preferences by the FCC to receive a license to construct and operate a broadband PCS system. The license held by OCI covers the New York Major Trading Area, a region with a population of approximately 27 million, including New
York City. Omnipoint Parent is traded on The Nasdaq Stock Market(R) under the symbol "OMPT." As of March 26, 1999, Omnipoint Parent had an aggregate market capitalization of approximately $680 million.


RETAIL ART GALLERY

         Associated American Artists ("AAA") is an art gallery owned by the Company which sells original prints, drawings, oil paintings, sculptures and related works of art, located at 20 West 57th Street in New York City. The gallery's inventory has been acquired directly from artists, as well as from dealers, collectors and estates of artists. The gallery also holds inventory for sale on consignment. The need to maintain a broad selection of works requires a large inventory investment in relation to sales volume. AAA competes with other galleries in the United States and maintains a website on the Internet to market its monthly exhibitions and other works as a "virtual gallery" (www.aaartists.com). AAA presents, almost monthly, exhibitions of outstanding artists from Old Masters to Contemporary Masters, and loans works for exhibitions to major museums, universities, libraries and other institutions around the country.


OPERATING SEGMENTS

         Financial information by operating segment is included in Note 16 to the Company's financial statements included in Item 14 elsewhere in this Annual Report on Form 10-K, which information is incorporated herein by reference.


REGULATORY ENVIRONMENT

         The Company's interest in the Portfolio Securities has historically constituted, and currently constitutes, a significant portion of the total value of its assets, and accordingly, depending on the value and nature of the Company's other assets and businesses, and on other factors, the Company could in certain circumstances be considered to be engaged in the business of holding or owning investment securities within the meaning of the Investment Company Act of 1940, as amended (the "1940 Act"), potentially subjecting the Company to regulation as an investment company by the SEC and potentially significantly and adversely affecting its activities. Based upon the value of such other assets and businesses and the nature of the Company's activities, the Company believes that it is not required to register as an investment company. However, the Company's ability to continue not being subject to such regulation is subject to various factors, some of which may be outside the Company's control. These factors include, among others, whether the Company's businesses continue to develop favorably, the terms and extent of the Company's ownership interest in Teligent, whether the Company makes additional acquisitions, whether the Portfolio Securities increase or decrease in value and the rate at which the Company borrows against or disposes of Portfolio Securities in order to finance its developing businesses and acquisitions. No assurance can be given that the Company will not at some point in the future be required to register as an investment company or business development company under the 1940 Act.


EMPLOYEES

         As of March 26, 1999, the Company had a total of 2,197 employees, 78 of which are employed by TruePosition, 1,821 of which are employed by Teligent, and 202 of which are employed by Grupo.


ITEM 2.  PROPERTIES

         The Company owns its principal executive office in Pittsburgh, Pennsylvania. Additional executive offices are leased in New York, New York; Bala Cynwyd, Pennsylvania; Tampa, Florida and Wilmington, Delaware. In addition, TruePosition leases office space in Wayne and Norristown, Pennsylvania; Houston, Texas and Vienna, Virginia. Teligent leases its headquarters office space in Vienna, Virginia, as well as additional office space in Reston, Virginia and its NOC in Herndon, Virginia. Teligent also leases office space, transmitter and antenna sites in certain of its licensed areas throughout the U.S. Grupo leases sales and administrative offices as well as switching and cell sites throughout its cellular service area in Mexico. The Company's radio broadcast operations maintain administrative offices, studios, transmitter and antenna sites, located in Bellaire, Columbus and Steubenville, Ohio, which are either owned or leased. The Company's New York City art gallery leases sales and administrative offices.

         See Note 10 to the Company's financial statements included in Item 14 elsewhere in this Annual Report on Form 10-K for additional information regarding future minimum lease commitments.

         The Company's management believes that its properties are adequate for the existing business conditions and are in adequate operating condition.


ITEM 3.  LEGAL PROCEEDINGS

         For a description of certain license and regulatory proceedings relating to Teligent, see "Business - Teligent - Government Regulation." The Company is not currently a party to any legal proceedings, which, individually or in the aggregate, the Company believes will have a material adverse effect on the Company's financial condition or results of operations.


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

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Class A Common Stock (symbol: AGRPA) and Class B Common Stock (symbol: AGRPB) are traded on The Nasdaq Stock Market(R). The table below sets forth the quarterly high and low sales prices for the Class A Common Stock and the Class B Common Stock since January 1, 1997, compiled from information supplied by Nasdaq. Historical prices have been restated to reflect the Company's two-for-one stock split declared in October 1997.

                                                                Class A                    Class B
                                                            High       Low             High        Low
                                                            ----       ---             ----        ---
     1997:
     First Quarter.....................................    $23.75     $14.50         $23.25     $14.13
     Second Quarter....................................     21.88      16.38          21.00      15.63
     Third Quarter.....................................     40.75      19.13          39.50      18.63
     Fourth Quarter....................................     42.63      27.00          40.13      26.50

     1998:
     First Quarter.....................................    $40.75     $29.00         $39.13     $28.50
     Second Quarter....................................     43.50      32.75          42.25      32.50
     Third Quarter.....................................     44.00      23.25          43.00      22.00
     Fourth Quarter....................................     43.00      22.25          42.50      21.50


         On March 26, 1999, the Company's Class A Common Stock and Class B Common Stock were held by approximately 424 and 408 stockholders of record, respectively, which numbers do not include stockholders who beneficially own shares held in street name by brokers.

         The Company does not anticipate the payment of cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected historical financial data of the Company for each of the past five years. The financial data is on a consolidated basis for the periods subsequent to the Spin-Off in December 1994 and on a combined basis for the period prior to the Spin-Off. Combined financial data for 1994 includes the accounts of the Company, certain of its subsidiaries, and certain other assets and liabilities of Associated Communications Corporation, all transferred to the Company prior to the Spin-Off. The table should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of the Company and notes thereto, referred to in Item 8.

                                                                       Year ended December 31
                                            1998                 1997            1996 (A)            1995             1994
                                      ------------------------------------------------------------------------------------------
                                                               (In Thousands Except Per Share Amounts)
Statement of Operations Data
  Revenues                               $   32,801          $   25,835          $ 20,864        $  4,272         $  4,664
  Cost and expenses (B)                     310,061             179,737            53,536          20,938           17,555(C)
  Operating loss                           (277,260)           (153,902)          (32,672)        (16,666)         (12,891)
  Equity in loss of affiliates                   --                  --            (2,119)         (2,912)          (2,957)
  Other income (expense) (D), (E)           127,779              88,407             9,259            (458)           3,599
  Net loss                               $ (139,109)         $  (51,665)         $(17,196)       $(13,213)        $ (9,436)

  Net loss per share                        $(3.66)             $(1.38)             $(.46)          $(.35)           $(.25)

  Average shares outstanding                 38,024              37,573            37,548          37,532           37,532

  Balance Sheet Data
  Total assets                           $2,431,352          $1,503,122          $518,934        $574,471         $478,555
  Working capital (deficit)                 150,487             326,653           (96,274)        (34,385)         (15,986)
  Long-term debt                            580,220             306,244             8,326              --               --


(A)--Reflects consolidation of Grupo Portatel, S.A. de C.V. and subsidiaries as of January 1, 1996.
(B)--Includes $27,006, $84,042 and $2,778 of non-cash expense for stock-based compensation in 1998, 1997 and 1996, respectively.
(C)--Includes $4,026 in net transaction expenses relating to the Spin-Off.
(D)--Includes $1,162, $2,485, $3,398 and $2,831 gain on sale of marketable equity securities in 1998, 1997, 1996 and 1994, respectively.
(E)--Includes $166,404, $80,621 and $7,893 for minority interests in the net loss of consolidated subsidiaries in 1998, 1997 and 1996, respectively. 1997 also includes $12,177 gain on the sale of a wireless communications investment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for any historical information contained herein, the matters discussed in this Annual Report on Form 10-K contain certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to economic, key employee, competitive, governmental and technological factors affecting the Company's growth, operations, markets, products, services, licenses and other factors discussed in the Company's other filings with the SEC. These factors may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.


Liquidity and Capital Resources

         The Company has funded significant start-up operating and capital costs for its wireless communications related businesses and interests, primarily Teligent and TruePosition, during 1998 and 1997. The Company expects to continue to incur substantial costs developing these businesses and technologies. Currently, the Company's cash requirements (other than those of Teligent - see below) are principally being met by i) margin loan facilities and bank demand loans, and ii) proceeds from the sales of investments. The Company anticipates that dividends from its holdings of AT&T common stock (see Part 1. "Business-Marketable Equity Securities") will help fund future cash needs. Based on the regular first quarter 1999 dividend declared by AT&T and the current shares of AT&T common stock owned by the Company, annual dividends would be approximately $17,352,000, although there can be no assurance that AT&T will maintain its current level of dividend payments into the future. The Company's bank demand loan and margin loan facilities are currently secured by shares of AT&T common stock and AT&T's Liberty Media Group tracking stock. Borrowings under one margin loan facility are limited to 65% of the market value of the pledged stock, up to a maximum of $200 million. Borrowings under the other brokerage margin loan facilities are limited to 50% of the market value of the pledged stock. The Company's borrowings under these credit facilities bear interest at variable rates based upon the Fed Funds rate plus an applicable margin. As of December 31, 1998, the weighted average interest rate was 5.8%.

         As of March 26, 1999, based on (a) the market value of the 6,503,437 and 3,427,853 shares of AT&T common stock and Liberty Media Group common stock, respectively, pledged in the aggregate and (b) aggregate outstanding short-term obligations under these credit facilities of approximately $161,255,000, the Company's unused borrowing capacity is approximately $128,558,000. A significant portion of the Company's assets are liquid, and can be pledged as security for added borrowing capacity. Given the market value on March 26, 1999 of the remaining shares of the Portfolio Securities that can be pledged as additional security, the Company estimates that it could secure approximately $701 million of additional borrowings on similar terms as existing margin loans. The Company's ability to meet cash needs in the near term for future development depends in large part on the value of its marketable equity securities. The Company periodically evaluates its financial position and alternative financing arrangements.

         Teligent

         In order to develop its business, Teligent will need a significant amount of money to buy equipment, meet debt obligations, and fund day-to-day operations. Principal equipment needs include the purchase and installation of its operating network infrastructure and information systems, platforms and interfaces. Based on Teligent's current business plan, the Company anticipates that Teligent's existing cash and investments, together with an existing Credit Facility (described below) will provide enough money to carry out its business plan through December 2000. Actual requirements may vary based upon the timing and success of the roll-out of Teligent's services. Because the cost of rolling-out its networks and operations, as well as revenues, will depend on a variety of factors (including the ability to meet roll-out schedules and to negotiate favorable prices for network equipment, the number of customers and the services for which they subscribe, the nature and success of new services offered, and changes in technology and regulatory matters), Teligent's actual costs and revenues may vary from expected amounts, possibly to a material degree, and such variations are likely to affect the need for additional financing. Additional financing may include additional credit facilities or bank borrowings, or the issuance of debt or equity securities. There can be no assurance that Teligent will be able to obtain additional financing.

         On July 2, 1998, Teligent entered into a credit facility (the "Teligent Credit Facility") underwritten by The Chase Manhattan Bank, Goldman Sachs, and Toronto Dominion Bank, providing for borrowings over the next four years up to an aggregate of $800 million. The Teligent Credit Facility will be used primarily for Teligent's purchase of network equipment, software and services and is also available to fund Teligent's working capital and general expenses. Commitment and other fees totaling $19.9 million were incurred in connection with the facility. The Teligent Credit Facility bears interest at a variable rate, tied to the prevailing LIBOR rate, which adjusts based on attainment of certain key operational and leverage benchmarks. Availability of funds is subject to certain conditions, and borrowings are secured by substantially all of Teligent's assets. As of December 31, 1998 no borrowings were outstanding. The Teligent Credit Facility contains covenants which restrict, among other things, Teligent's ability to incur additional debt, enter into mergers or consolidations, dispose of a significant amount of assets, pay dividends, and change the nature of its business.

         Teligent has funded operations to date through equity contributions, including an initial public offering in November 1997 which raised approximately $125.7 million of proceeds (net of $10.3 million of offering expenses), a short-term credit facility which was repaid in November 1997 with $42.5 million of equity contributions, and two debt offerings. $300 million of 11.5% Senior Notes due 2007 (the "Senior Notes") were issued in November 1997. Approximately $93.9 million of the proceeds of this offering was invested in a portfolio of U.S. Treasury Securities which have been pledged for the payment of interest on the Senior Notes through December 1, 2000, and are classified as restricted cash and investments. The Senior Notes bear interest of 11.5% per annum payable semi-annually on June 1 and December 1. On February 20, 1998, Teligent issued $440 million of 11.5% Senior Discount Notes due 2008 (the "Senior Discount Notes"). Proceeds of approximately $243.1 million were received after deductions for offering expenses of approximately $7.6 million. Under an exchange offer which was completed in August 1998, all outstanding Senior Discount Notes were exchanged for 11.5% Series B Discount Notes due 2008, (the "New Discount
Notes") which have been registered under the Securities Act of 1933. The New Discount Notes are identical in all material respects to the Senior Discount Notes.

         Grupo Portatel

         Portatel has long-term debt obligations under various credit facilities with a U.S. bank and various related parties (the "Portatel Credit Agreements"). Such long-term obligations are denominated in U.S. dollars and were incurred for working capital, including the purchase and construction of cellular telephone infrastructure equipment. The outstanding debt under the Portatel Credit Agreements is guaranteed by a cellular equipment vendor of Portatel (the "Guarantor"). During 1995 and January 1996, Portatel failed to meet a portion of its debt obligations under such credit facilities. Accordingly, payments were made by the Guarantor to Portatel's lenders on Portatel's behalf. As a result of Portatel's failure to make such payments, the Guarantor had the right to require Grupo to transfer to the Guarantor 40% of the stock of Portatel held in trust as collateral for such guarantee, but did not exercise its right to acquire such shares. Grupo, Portatel and certain shareholders of Grupo (including ACM) entered into a Contribution Agreement with the Guarantor, effective January 31, 1996, to convert the payments made by the Guarantor in 1995 and January 1996 on behalf of Portatel into capital stock of Grupo. In 1997, the $15,069,000 due to the Guarantor was converted into equity in Grupo. The Guarantor continues to guarantee the remaining debt of Portatel of approximately $6.2 million at December 31, 1998, secured by an approximate 30.7% equity interest in Portatel.

         Grupo and Portatel currently have no external available lines of credit. The Company may be required to meet additional capital requirements with respect to its ownership interest in Grupo, and is committed to making additional loans to the Grupo stockholder who is a Mexican national and a party to the AP Agreement for a portion of any such capital requirements with respect to his ownership interest.

         Historical Cash Flows

         In 1998, 1997 and 1996, the Company's operations used cash of $196,950,000, $44,837,000 and $25,803,000, respectively. The increase in cash used in operations of $152,113,000 from 1997 to 1998, and $19,034,000 from 1996 to 1997 was due primarily to the costs associated with Teligent's start-up and launch of commercial service, as well start-up and development costs for TruePosition.

         In 1998, 1997 and 1996, the Company used cash of $74,108,000,
$105,015,000 and $20,552,000, respectively, in investing activities. 1997 cash used in investing activities was higher than 1998 and 1996 primarily due to the funding of $95,075,000 to a restricted account of Teligent for the payment of interest for the first three years on its Senior Notes. In 1998, $29,775,000 of these funds were used to pay such interest. Investing cash outlays in 1997 were offset in part by $23,883,000 of proceeds received from the sale of an investment in Corporacion Mobilcom, S.A. de C.V. ("Mobilcom"), a Mexican wireless communications business, and the sale of marketable equity securities. Investing cash flows in 1998 include $102,549,000 for the purchase of property and equipment, an increase of $86,506,000 over 1997. These expenditures were made primarily for Teligent's network operating and administrative infrastructure.

         In 1998, 1997 and 1996, the Company's financing activities provided net cash of $262,708,000, $573,107,000 and $48,678,000, respectively. The 1997 period includes proceeds from Teligent's $300 million Senior Notes offering, Teligent's initial public equity offering, and other shareholder investments in Teligent in 1997. The 1998 period includes $250,703,000 of proceeds from Teligent's Senior Discount Notes offering.


Operating Results

         Revenues were $32,801,000, $25,835,000 and $20,864,000 in 1998, 1997, and 1996, respectively, an increase of 24% from 1996 to 1997, and 27% from 1997 to 1998. The increase in revenues is principally attributable to the cellular communications revenues of Grupo Portatel, which have increased by 37% and 34% in 1998 and 1997, respectively, as a result of the growth of its subscriber base. Revenues from fixed wireless communications were $960,000 in 1998, as compared to $1,052,000 in 1997 and $764,000 in 1996. Fixed wireless communications revenues prior to 1998 were primarily related to agreements Teligent entered into with an affiliate to provide management and administrative services. In 1997, FCC licenses allowing Teligent to operate were transferred to Teligent from its founding members, and in the fourth quarter of 1998 Teligent launched full commercial service. Revenues from radio broadcasting grew 15% from $2,688,000 in 1996 to $3,087,000 in 1997, and 9% in 1998 to $3,373,000. The
increase in broadcasting revenues is principally attributable to format changes.

         Cost of sales were $95,355,000, $15,102,000, and $11,426,000 in 1998,
1997, and 1996, respectively, which also reflect the increase in costs associated with Portatel's growing subscriber base, as well as significantly higher costs incurred in 1998 by the Company's fixed wireless communications business, Teligent, in connection with the preparation for and launch of commercial service in 19 markets in the fourth quarter of 1998.

         Sales, general and administrative expenses were $158,952,000, $61,466,000,and $26,714,000 in 1998, 1997, and 1996, respectively. These expenses have increased significantly primarily due to the continued growth of Teligent over the last three years , particularly with the launch of commercial service in 1998.

         Stock-based compensation expense of $28,506,000, $84,042,000 and $2,778,000 was recognized in 1998, 1997, and 1996, respectively. The expense is principally associated with Teligent equity awards issued to its employees and directors prior to its initial public offering. The higher 1997 expense is the result of the increase in the fair value of Teligent, the granting of additional awards, and the additional vesting of outstanding awards prior to Teligent's initial public offering. By their terms, these awards were considered to be "variable awards" and therefore gave rise to compensation expense. At the time of Teligent's initial public offering in November 1997, the awards were converted into options to purchase Teligent Class A Common Stock ("Conversion Options") having the same vesting schedule, vesting rights and term as the original awards. This conversion created a measurement date whereby the variable awards were converted to non-variable stock options. In accordance with applicable accounting rules, the intrinsic value of the unvested Conversion Options was determined as of the time of conversion, and is being amortized ratably over their remaining vesting period.

         Depreciation and amortization increased $7,608,000 in 1998 as compared to 1997, and $6,670,000 from 1996 to 1997, principally reflecting the increase in Teligent's property and equipment in connection with its commercialization and network deployment.

         The Company's operating losses were $277,260,000, $153,902,000, $32,672,000 in 1998, 1997 and 1996, respectively, of which $248,697,000,
$136,060,000, and $14,857,000 are attributable to the fixed wireless communications segment which has incurred such losses in the start-up of operations and initial deployment of services. The Mexican cellular communications segment experienced operating income of $882,000 and $318,000 in 1998 and 1997, respectively, and an operating loss of $2,519,000 in 1996, reflecting an increasing subscriber base. Operating losses from radio broadcasting were $561,000, $857,000, and $649,000 in 1998, 1997, and 1996,
respectively. The higher losses in 1997 are primarily the result of costs incurred for format changes in that year.

         The Company's equity in loss of affiliates was $2,119,000 in 1996 which reflected the Company's share of the results of Teletrac. The Company has accounted for its investment in Teletrac at cost subsequent to 1996 because of a decrease in its ownership interest.

         The Company recognized gains of $1,162,000, $2,485,000 and $3,398,000 from sales of marketable equity securities in 1998, 1997 and 1996, respectively. A pretax gain of $12,177,000 was realized 1997 on the sale of the Company's ownership interest in Mobilcom to Nextel for proceeds of approximately $21,371,000. Interest and dividend income was $35,922,000, $5,142,000 and
$2,296,000 in 1998, 1997 and 1996, respectively. The increase each year is primarily the result of earnings realized by Teligent from the investment of proceeds received from its debt and equity offerings in late 1997 and early 1998. Interest expense was $75,709,000, $12,018,000 and $4,328,000 in 1998, 1997
and 1996, respectively. The increase each year reflects the increase in outstanding borrowings of Teligent. Minority interests were $166,404,000, $80,621,000 and $7,893,000 in 1998, 1997, and 1996, respectively. The 1997 and
1998 increases reflect the increase in Teligent's net loss as well as a decrease in the Company's ownership percentage of Teligent during 1997.

         The Company recognized an income tax benefit (net of foreign tax expense of Grupo Portatel) at an effective rate of approximately 7%, 21%, and 33% in 1998, 1997, and 1996, respectively. The effective rates for 1998 and 1997 are less than the statutory rate primarily because Teligent has not recorded an income tax benefit from its net operating losses because realization of the benefit is dependent on the generation of future taxable income. Prior to November 1997, Teligent was a limited liability company which was treated as a partnership for federal income taxes. See Note 11 to the financial statements included elsewhere in this Annual Report. As of December 31, 1998, the Company has recorded net deferred tax assets of $69,243,000, including net operating loss carryforwards. Management believes that it is more likely than not that such assets, net of the valuation allowance provided, will be realized based on the Company policy of disposing of marketable securities from time to time to the extent net operating loss carryforwards are available to offset tax liabilities resulting from such dispositions and otherwise as deemed appropriate by the Company. See "Business - Marketable Equity Securities."

         The Company's net loss was $139,109,000 for 1998 compared to net losses of $51,665,000 and $17,196,000 in 1997 and 1996, respectively. The increase in losses in 1997 over 1996 reflects principally the start-up expenditures of Teligent and Teligent's non-cash expense for stock-based compensation. Such expenses were offset in part by gains on the sale of marketable equity securities and investments of $14,662,000. The $87,444,000 increase in the net loss from 1997 to 1998 reflects the costs associated with Teligent's preparation for and launch of commercial service in 19 markets in the fourth quarter of 1998.

Year 2000 Readiness

         The Company continues to assess its exposure to problems which may arise from the inability of certain computer programs to properly recognize dates in the year 2000. The Company's exposure to the "Year 2000" problem arises from potential problems within its internal information and operating systems, as well as the impact of the Year 2000 on the Company's significant vendors, suppliers, and investees. Based on information gathered to date, many of the Company's information and operating systems are currently Year 2000 compliant. Management expects that, based on representations from the vendors of these systems, necessary modifications to non-compliant systems will be in place by the end of 1999. However, the Company cannot ensure the performance and Year 2000 readiness of its outside vendors and suppliers, and in the event any Year 2000 problems are not resolved, the Company may experience some interruption or failure of important business operations. The following summarizes the Year 2000 status of operating subsidiaries and investees that the Company believes may be material to its operations and financial condition.

         Teligent

         In September 1998, Teligent management presented a report to the Teligent Board Audit Committee outlining issues and areas that they felt should be considered in connection with Teligent's preparation of a Year 2000 plan. Around that same time, a Year 2000 committee was appointed, consisting of senior executives and other key personnel, and given the responsibility of directing Teligent's Year 2000 activities, helping to resolve issues, overcome obstacles and make decisions relating to the Year 2000 effort.

         Teligent's Year 2000 efforts are organized into four key phases: i) identify areas within the Teligent enterprise that may be impacted by the Year 2000 date change, ii) assess the Year 2000 exposure based on available information and determine risks to business continuity, iii) validate the assessment, determine remediation approach, and take remediation action if deemed necessary and appropriate, and iv) implement mitigation and contingency plans.

         Teligent has substantially completed a Year 2000 inventory of its information technology infrastructure and end user computing functions, and has made substantial progress in assessing these functions. Remediation and implementation progress for these functions is in the beginning stages. Teligent has made substantial progress identifying potential problem areas within its products and services, suppliers, and facilities and equipment, and they are in the initial stages of assessing these problem areas. Although actual costs have not yet been determined, Teligent believes that the cost to bring its systems into compliance with the Year 2000 will be less than $5 million.

         Generally, Teligent requires key vendors and suppliers to warrant in writing that they are Year 2000 ready. Discussions with key vendors are on-going. If a vendor or supplier is not able to provide satisfactory Year 2000 assurances, their progress will be monitored and, if appropriate, an alternate vendor or supplier who can give such assurances will be selected. Like other telecommunications providers, Teligent's services are dependent upon other service and telecommunications providers. For those providers with which its systems interface and exchange data, Teligent is initiating and continuing discussions on Year 2000 readiness.

         Teligent's contingency plans will include the creation of teams that will be prepared to respond immediately to critical Year 2000 problems as soon as they become known. The make up of teams that are assigned to deal with such problems will vary according to the nature, significance, and location of the problem.

         Further information on Teligent's Year 2000 readiness can be found in Teligent's current periodic filings with the SEC.

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

         Portatel

         Portatel has assessed the risks associated with the Year 2000 issue on its operating and financial accounting systems, its fixed assets, its inventories, and its customer and supplier relationships. Portatel is currently negotiating with its primary equipment vendor to replace certain of the analog switching equipment with new digital switching equipment, which is needed for additional capacity, that will be year 2000 compliant. Additionally, Portatel is negotiating with the vendor to perform necessary modifications to the remaining analog equipment. Although the vendor has indicated it will no longer support such equipment, it has committed to developing a plan of action to ensure that, when completed, such action will bring the analog equipment into compliance with the Year 2000 issue. The cost of modifications to the analog equipment, and other business sytems of Portatel is not expected to be material to the Company's financial position. In the event that Portatel's efforts to be Year 2000 complaint are not successful,the operations of Portatel would be significantly affected.

         AT&T

         The Company's investment in AT&T accounts for a significant portion of its assets as of March 26, 1999. A significant decline in the value of the AT&T investment resulting from any adverse effects of the Year 2000 problem could have a significant impact on the Company's financial condition. AT&T has indicated that it is assessing and working to remedy all Year 2000 problems within its computer systems and operations by June 30, 1999. However the Year 2000 status of the systems recently acquired by AT&T are still being assessed. More information on the Year 2000 efforts of AT&T can be found in its recent periodic filings made with the SEC.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk, the risk of changes in the values of its assets and liabilities which are impacted by fluctuations in interest rates, foreign exchange rates, and equity prices.

Interest Rate Risk

         The Company has both variable and fixed rate borrowings. The variable rate borrowings have carrying values which approximate fair value. A hypothetical 10% increase in the underlying interest rates of these borrowings as of December 31, 1998, assuming no other changes, would increase the Company's loss before income taxes by approximately $900,000. The fair value of the Company's fixed rate borrowings will be negatively impacted by an increase in interest rates. Assuming a hypothetical increase in rates of 10%, the fair value of fixed rate borrowings would decrease by $40,696,000, which would not impact the Company's financial position because the actual carrying value of the borrowings and interest expense would not be affected.

Foreign Exchange Risk

        Because Grupo Portatel's debt agreements and significant vendor agreements are denominated in U.S. dollars, changes in the peso exchange rate do not impact the fair value of these financial instruments. The effect of a hypothetical 10% devaluation in the peso on the Company's results of operations and cash flows would not be material.

Equity Price Risk

         The Company's marketable equity securities, described in Note 3 to the financial statements included elsewhere herein, are carried at fair value of $1,605,368,000 as of December 31, 1998 and are subject to fluctuations in the market prices of the securities held. The estimated potential loss in the fair value resulting from a hypothetical 10% decline in equity prices is $160,537,000.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement for the 1999 annual meeting of stockholders scheduled to be held on June 3, 1999.


ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement for the 1999 annual meeting of stockholders scheduled to be held on June 3, 1999.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement for the 1999 annual meeting of stockholders scheduled to be held on June 3, 1999.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement for the 1999 annual meeting of stockholders scheduled to be held on June 3, 1999.

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


Exhibit
 Number
-------

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

 3.2 Amended and Restated By-Laws, filed as Exhibit 3.2 to Registration Statement on Form 10/A dated March 25, 1999 and incorporated herein by reference.

 4.1 Common Stock Certificates, filed as Exhibits 4.2 and 4.3 to Form 8-K, dated December 22, 1994 and incorporated herein by reference.

 4.2 Rights Agreement, dated as of December 14, 1994, by and between the Company and Mellon Bank, N.A., filed as Exhibit 4.2 to Registration Statement on Form 10/A dated March 25, 1999 and incorporated herein by reference.

 4.3 Amendment No. 1 to Rights Agreement, dated as of March 17, 1999, between the Company and ChaseMellon Shareholder Services, L.L.C. (successor to Mellon Bank, N.A.), filed as Exhibit 4.3 to Registration Statement on Form 10/A dated March 25, 1999 and incorporated herein by reference.

10.1 Tax Disaffiliation Agreement, dated as of December 14, 1994, by and among Associated Communications Corporation, Associated Communications of Delaware, Inc. and Associated Cellular Holdings, Inc., filed as Exhibit 10.1 to Registration Statement on Form 10/A dated November 15, 1994 and incorporated herein by reference.

10.2 The Associated Group, Inc. 1994 Amended and Restated Stock Option and Incentive Award Plan, filed as Exhibit 10.2 to Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.

10.3 Amended and Restated TruePosition, Inc. 1995 Stock Incentive Plan, filed herewith.

10.4 Form of Employment Agreement, dated December 15, 1994, between Associated Communications of Delaware, Inc. and Myles P. Berkman, filed as Exhibit 10.6 to Registration Statement on Form 10/A dated November 15, 1994 and incorporated herein by reference.

10.5 Form of Employment Agreement, dated December 15, 1994, between Associated Communications of Delaware, Inc. and David J. Berkman, filed as Exhibit 10.7 to Registration Statement on Form 10/A dated November 15, 1994 and incorporated herein by reference.

10.6 Employment Agreement, dated as of August 19, 1996, between Associated Communications, L.L.C. and Alex J. Mandl, filed as
                Exhibit 99.2 to Form 8-K, dated September 6, 1996 and incorporated herein by reference.

10.7 Margin Agreement, dated January 31, 1995, by and between Associated Investments, Inc. and Pershing, a Division of Donaldson, Lufkin & Jenrette Securities Corporation, filed as
                Exhibit 10.9 to Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

10.8 Corporate Margin Account Application and Agreement, dated February 15, 1995, by and between Associated Investments, Inc. and Goldman Sachs & Co., filed as Exhibit 10.10 to Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

10.9 Letter Agreement, dated as of March 6, 1998 by and between Associated Investments, Inc. and Goldman Sachs & Co., filed as
                Exhibit 10.10 to Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.

10.10 Letter Agreement, dated as of December 12, 1997, by and between Associated Investments, Inc. and PNC Bank, National Association, filed as Exhibit 10.11 to Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference herein.

10.11 Amended and Restated Demand Note by and between Associated Investments, Inc. and PNC Bank, National Association, dated as of February 16, 1999, filed herewith.

10.12 Form of Amended and Restated Pledge Agreement by Associated Investments, Inc. in favor of PNC Bank, National Association, filed as Exhibit 10.13 to Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference herein.

10.13 Agreement, dated September 29, 1997, among Teligent, L.L.C., Digital Services Corporation, Telcom-DTS Investors, L.L.C., Microwave Services Inc., The Associated Group, Inc. and certain other parties, filed as Exhibit 1 to Schedule 13D of the Company with regard to its holdings in Teligent, Inc. and dated as of December 8, 1997 and incorporated herein by reference.

10.14 Stockholders Agreement, dated as of November 26, 1997, by and among Teligent, Inc., Microwave Services, Inc., Telcom-DTS Investors, L.L.C., and NTT Investment Inc., filed as Exhibit 2 to Schedule 13D of the Company with regard to its holdings in Teligent, Inc. and dated as of December 8, 1997, and incorporated herein by reference.

10.15 Registration Rights Agreement, dated as of March 6, 1998, by and between Teligent, Inc. and Microwave Services, Inc., filed as
                Exhibit 6 to Schedule 13D/A of the Company with regard to its holdings in Teligent, Inc. and dated as of March 9, 1998, and incorporated herein by reference

21              Subsidiaries of the Registrant, filed herewith.
23              Consents of Independent Accountants
27              Article 5 Financial Data Schedule for Annual Report on Form 10-K
                for the fiscal year ended December 31, 1998 (filed only electronically with the Securities and Exchange Commission).


     Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter of 1998.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                          THE ASSOCIATED GROUP, INC.
                                                                                (Registrant)


     Date: March 26, 1999                                     By:  /s/         Myles P. Berkman
                                                                   ---------------------------------------
                                                                               Myles P. Berkman
                                                                        Chairman, President and Chief
                                                                              Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Date: March 26, 1999                                     By:  /s/        Myles P. Berkman
                                                                   ---------------------------------------
                                                                              Myles P. Berkman
                                                                        Chairman, President and Chief
                                                                              Executive Officer
                                                                          (Principal Financial and
                                                                             Accounting Officer)


     Date: March 26, 1999                                     By:  /s/      David J. Berkman
                                                                   ---------------------------------------
                                                                            David J. Berkman
                                                                           Director and Executive
                                                                               Vice President


     Date: March 26, 1999                                     By:  /s/         Donald H. Jones
                                                                   ---------------------------------------
                                                                               Donald H. Jones
                                                                                  Director


     Date: March 26, 1999                                     By:  /s/      Joseph A. Katarincic
                                                                   ---------------------------------------
                                                                            Joseph A. Katarincic
                                                                                  Director

                                  EXHIBIT INDEX


 Exhibit
 Number
 ------

 2.1 Agreement and Plan of Distribution, dated as of December 14, 1994, among Associated Communications Corporation, Associated Communications of Delaware, Inc. and Associated Cellular Holdings, Inc., filed as Exhibit 2.1 to Registration Statement on Form 10/A dated November 15, 1994 and incorporated herein by reference.*

 3.1 Restated Certificate of Incorporation, filed as Exhibit 3.1 to Registration Statement on Form 10/A dated November 15, 1994 and incorporated herein by reference.*

 3.2 Amended and Restated By-Laws, filed as Exhibit 3.2 to Registration Statement on Form 10/A dated March 25, 1999 and incorporated herein by reference.*

 4.1 Common Stock Certificates, filed as Exhibits 4.2 and 4.3 to Form 8-K, dated December 22, 1994 and incorporated herein by reference.*

 4.2 Rights Agreement, dated as of December 14, 1994, by and between the Company and Mellon Bank, N.A., filed as Exhibit 4.2 to Registration Statement on Form 10/A dated March 25, 1999 and incorporated herein by reference.*

 4.3 Amendment No. 1 to Rights Agreement, dated as of March 17, 1999, between the Company and ChaseMellon Shareholder Services, L.L.C. (successor to Mellon Bank, N.A.), filed as Exhibit 4.3 to Registration Statement on Form 10/A dated March 25, 1999 and incorporated herein by reference.*

10.1 Tax Disaffiliation Agreement, dated as of December 14, 1994, by and among Associated Communications Corporation, Associated Communications of Delaware, Inc. and Associated Cellular Holdings, Inc., filed as Exhibit 10.1 to Registration Statement on Form 10/A dated November 15, 1994 and incorporated herein by reference.*

10.2 The Associated Group, Inc. 1994 Amended and Restated Stock Option and Incentive Award Plan, filed as Exhibit 10.2 to Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.*

10.3 Amended and Restated TruePosition, Inc. 1995 Stock Incentive Plan, filed herewith.

10.4 Form of Employment Agreement, dated December 15, 1994, between Associated Communications of Delaware, Inc. and Myles P. Berkman, filed as Exhibit 10.6 to Registration Statement on Form 10/A dated November 15, 1994 and incorporated herein by reference.*

10.5 Form of Employment Agreement, dated December 15, 1994, between Associated Communications of Delaware, Inc. and David J. Berkman, filed as Exhibit 10.7 to Registration Statement on Form 10/A dated November 15, 1994 and incorporated herein by reference.*

 Exhibit
 Number
 ------

10.6 Employment Agreement, dated as of August 19, 1996, between Associated Communications, L.L.C. and Alex J. Mandl, filed as
                Exhibit 99.2 to Form 8-K, dated September 6, 1996 and incorporated herein by reference.*

10.7 Margin Agreement, dated January 31, 1995, by and between Associated Investments, Inc. and Pershing, a Division of Donaldson, Lufkin & Jenrette Securities Corporation, filed as
                Exhibit 10.9 to Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.*

10.8 Corporate Margin Account Application and Agreement, dated February 15, 1995, by and between Associated Investments, Inc. and Goldman Sachs & Co., filed as Exhibit 10.10 to Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.*

10.9 Letter Agreement, dated as of March 6, 1998 by and between Associated Investments, Inc. and Goldman Sachs & Co., filed as
                Exhibit 10.10 to Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.*

10.10 Letter Agreement, dated as of December 12, 1997, by and between Associated Investments, Inc. and PNC Bank, National Association, filed as Exhibit 10.11 to Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference herein.*

10.11 Amended and Restated Demand Note by and between Associated Investments, Inc. and PNC Bank, National Association, dated as of February 16, 1999, filed herewith.

10.12 Form of Amended and Restated Pledge Agreement by Associated Investments, Inc. in favor of PNC Bank, National Association, filed as Exhibit 10.13 to Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference herein.*

10.13 Agreement, dated September 29, 1997, among Teligent, L.L.C., Digital Services Corporation, Telcom-DTS Investors, L.L.C., Microwave Services Inc., The Associated Group, Inc. and certain other parties, filed as Exhibit 1 to Schedule 13D of the Company with regard to its holdings in Teligent, Inc. and dated as of December 8, 1997 and incorporated herein by reference.*

 Exhibit
 Number
 ------

10.14 Stockholders Agreement, dated as of November 26, 1997, by and among Teligent, Inc., Microwave Services, Inc., Telcom-DTS Investors, L.L.C., and NTT Investment Inc., filed as Exhibit 2 to Schedule 13D of the Company with regard to its holdings in Teligent, Inc. and dated as of December 8, 1997, and incorporated herein by reference.*

10.15 Registration Rights Agreement, dated as of March 6, 1998, by and between Teligent, Inc. and Microwave Services, Inc., filed as
                Exhibit 6 to Schedule 13D/A of the Company with regard to its holdings in Teligent, Inc. and dated as of March 9, 1998, and incorporated herein by reference.*

21              Subsidiaries of the Registrant, filed herewith.

23              Consents of Independent Accountants

27 Article 5 Financial Data Schedule for Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (filed only electronically with the Securities and Exchange Commission).


--------------------
*  Previously filed and incorporated by reference

                           Annual Report on Form 10-K

                   Item 8, Item 14(a)(1) and (2), (c) and (d)

                   Financial Statements and Supplementary Data

         Index of Financial Statements and Financial Statement Schedule

                                Certain Exhibits

                          Financial Statement Schedule

                          Year ended December 31, 1998

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

                   The Associated Group, Inc. and Subsidiaries

                        Form 10-K--Item 14(a)(1) and (2)

         Index of Financial Statements and Financial Statement Schedule

The following financial statements of The Associated Group, Inc. and subsidiaries are included in Item 8:

         Balance Sheets--December 31, 1998 and 1997

         Statements of Operations--Years ended December 31, 1998, 1997, and 1996

         Statements of Stockholders' Equity--Years ended December 31, 1998, 1997, and 1996

         Statements of Cash Flows--Years ended December 31, 1998, 1997, and 1996

         Notes to Financial Statements--December 31, 1998

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

                         Report of Independent Auditors

To the Stockholders and Directors
The Associated Group, Inc.

We have audited the accompanying balance sheets of The Associated Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Grupo Portatel, S.A. de C.V. ("Grupo"), a consolidated subsidiary. Grupo's statements reflect total assets of $26,106,000 and $26,966,000 at December 31, 1998 and 1997, and total revenues of $27,863,000 and $20,398,000, respectively, for the years then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Grupo, is based solely upon the report of the other auditors.

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

In our opinion, based upon our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of The Associated Group, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                         Ernst & Young LLP

Pittsburgh, Pennsylvania
February 26, 1999, except for Note 3,
    as to which the date is March 17, 1999

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Grupo Portatel, S.A. de C.V.:

We have audited the accompanying consolidated balance sheets of Grupo Portatel, S.A. de C.V. and Subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grupo Portatel, S.A. de C.V. and Subsidiaries at December 31, 1998 and 1997, and the results of their operations, stockholders' equity and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles in the United States.



                                                   KPMG CARDENAS DOSAL, S.C.



                                                   Felipe Lopez Villegas

Merida, Yuc., Mexico
February 22, 1999

                   The Associated Group, Inc. and Subsidiaries

                                 Balance Sheets


                                                                                             December 31
                                                                                      1998                1997
                                                                                --------------------------------------
                                                                                       (Dollars in Thousands)
Assets
Current assets:
  Cash and cash equivalents                                                           $ 418,246          $  426,596
  Accounts receivable, less allowance for doubtful accounts
     (1998--$2,143; 1997--$2,495)                                                         5,526               3,188
  Receivable from related parties                                                         2,368               3,977
  Inventory held for resale                                                               2,329               2,175
  Prepaid expenses and other assets                                                       3,795               2,485
  Restricted cash and investments                                                        32,183              30,373
  Deferred income taxes                                                                   1,136               1,523
                                                                                --------------------------------------
Total current assets                                                                    465,583             470,317

Property and equipment--net of accumulated depreciation and
  amortization                                                                          207,075              33,837

Marketable equity securities, at fair value (cost: 1998--
  $6,958; 1997--$7,726)                                                               1,605,368             841,311
Notes receivable from related parties                                                    23,820              20,558
Restricted investments                                                                   33,117              64,702
Other noncurrent assets                                                                  96,389              72,397







                                                                                --------------------------------------
Total assets                                                                          $2,431,352         $1,503,122
                                                                                ======================================

                                                                                             December 31
                                                                                      1998                1997
                                                                                --------------------------------------
                                                                                       (Dollars in Thousands)
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                                   $  138,015         $   18,083
  Employee compensation                                                                  14,837              2,748
  Short-term obligations                                                                151,186            110,991
  Current portion of long-term debt                                                       2,082              2,082
  Other current liabilities                                                               8,976              9,760
                                                                                --------------------------------------
Total current liabilities                                                               315,096            143,664

Long-term debt, excluding current portion                                               580,220            306,244
Deferred compensation                                                                     3,484              2,417
Deferred income taxes                                                                   508,227            257,689
Minority interests                                                                       29,957            174,588

Commitments and contingencies                                                                 -                  -

Stockholders' equity:
  Preferred stock, par value $.01 per share; authorized
    5,000,000 shares; none issued                                                             -                  -
  Class A Common Stock, par value $.10 per share; authorized
    100,000,000 shares; 18,765,924 shares issued and
    outstanding in 1998 and 1997                                                          1,876              1,876
  Class B Common Stock, par value $.10 per share; authorized
    50,000,000 shares; 19,387,564 and 18,854,760 shares
    issued and outstanding in 1998 and 1997, respectively                                 1,939              1,885
  Additional paid-in capital                                                            152,482            134,716
  Accumulated deficit                                                                  (200,896)           (61,787)
  Accumulated other comprehensive income                                              1,038,967            541,830
                                                                                --------------------------------------
Total stockholders' equity                                                              994,368            618,520
                                                                                --------------------------------------
Total liabilities and stockholders' equity                                           $2,431,352         $1,503,122
                                                                                ======================================


See accompanying notes.

                   The Associated Group, Inc. and Subsidiaries

                            Statements of Operations

                                                                               Year ended December 31
                                                                       1998              1997              1996
                                                                -----------------------------------------------------
                                                                       (In Thousands, Except Per Share Amounts)

Revenues                                                             $  32,801          $ 25,835          $ 20,864

Cost and expenses:
  Cost of sales and services                                            95,355            15,102            11,426
  Direct research and development expenses                               7,914             7,401             7,562
  Sales, general and administrative expenses                           158,952            61,466            26,714
  Stock-based compensation expense                                      28,506            84,042             2,778
  Depreciation and amortization expense                                 19,334            11,726             5,056
                                                                ------------------------------------------------------
                                                                       310,061           179,737            53,536
                                                                ------------------------------------------------------
Operating loss                                                        (277,260)         (153,902)          (32,672)

Equity in loss of affiliates                                                 -                 -            (2,119)

Other income (expense):
   Gain on sale of marketable equity securities                          1,162             2,485             3,398
   Gain on sale of wireless communications
     investment                                                              -            12,177                 -
   Interest and dividend income                                         35,922             5,142             2,296
   Interest expense                                                    (75,709)          (12,018)           (4,328)
   Minority interests                                                  166,404            80,621             7,893
                                                                ------------------------------------------------------
                                                                       127,779            88,407             9,259
                                                                ------------------------------------------------------
Loss before income taxes                                              (149,481)          (65,495)          (25,532)
Income tax benefit                                                     (10,372)          (13,830)           (8,336)
                                                                ------------------------------------------------------

Net loss                                                             $(139,109)         $(51,665)         $(17,196)
                                                                ======================================================

Net loss per common share                                            $   (3.66)          $ (1.38)          $  (.46)
                                                                ======================================================

Weighted average common shares outstanding                              38,024            37,573            37,548

See accompanying notes.

                             The Associated Group, Inc. and Subsidiaries

                                  Statements of Stockholders' Equity

                                                                        Common Stock
                                                           Class A                        Class B
                                                -------------------------------------------------------------
                                                    Shares         Amount         Shares          Amount
                                                -------------------------------------------------------------
                                                                      (Dollars in Thousands)
Balance, January 1, 1996                           9,382,962        $  938        9,382,985       $  938
Comprehensive income (loss):
   Net loss
   Change in unrealized gain on marketable
     equity securities, net of income
     taxes of $39,960
Total comprehensive income (loss)
Stock options exercised                                                              14,925            2
                                                -------------------------------------------------------------
Balance, December 31, 1996                         9,382,962           938        9,397,910          940
Stock dividend                                     9,382,962           938        9,397,910          940
Comprehensive income:
   Net loss
   Change in unrealized gain on marketable
     equity securities, net of income
     taxes of $145,100
Total comprehensive income
Stock options exercised                                                              58,940            5
Increase in paid-in capital attributable
   to subsidiary stock-based compensation
   (net of minority interest)
Stock issuance of consolidated subsidiaries
                                                -------------------------------------------------------------
Balance, December 31, 1997                        18,765,924         1,876       18,854,760        1,885
Comprehensive income (loss):
   Net loss
   Change in unrealized gain on marketable
     equity securities, net of income
     taxes of $267,689
Total comprehensive income
Stock options exercised (including tax
   benefit of $6,025)                                                               532,804           54
Increase in paid-in capital attributable
   to subsidiary stock-based compensation
   (net of minority interest)
                                                -------------------------------------------------------------
Balance, December 31, 1998                        18,765,924        $1,876       19,387,564       $1,939
                                                =============================================================




                                                                                   Accumulated
                                                   Additional      Retained           Other              Total
                                                     Paid-in       Earnings       Comprehensive      Stockholders'
                                                     Capital       (Deficit)         Income             Equity
                                                  -------------------------------------------------------------------
Balance, January 1, 1996                             $      -      $   8,952       $  346,570           $357,398
Comprehensive income (loss):
   Net loss                                                          (17,196)
   Change in unrealized gain on marketable
     equity securities, net of income
     taxes of $39,960                                                                 (74,211)
Total comprehensive income (loss)                                                                        (91,407)
Stock options exercised                                    12                                                 14
                                                  -------------------------------------------------------------------
Balance, December 31, 1996                                 12         (8,244)         272,359            266,005
Stock dividend                                                        (1,878)                               -
Comprehensive income:
   Net loss                                                          (51,665)
   Change in unrealized gain on marketable
     equity securities, net of income
     taxes of $145,100                                                                269,471
Total comprehensive income                                                                               217,806
Stock options exercised                                    58                                                 63
Increase in paid-in capital attributable               35,395                                             35,395
   to subsidiary stock-based compensation
   (net of minority interest)
Stock issuance of consolidated subsidiaries            99,251                                             99,251
                                                  -------------------------------------------------------------------
Balance, December 31, 1997                            134,716        (61,787)         541,830            618,520
Comprehensive income (loss):
   Net loss                                                         (139,109)
   Change in unrealized gain on marketable
     equity securities, net of income
     taxes of $267,689                                                                497,137
Total comprehensive income                                                                               358,028
Stock options exercised (including tax
   benefit of $6,025)                                   6,951                                              7,005
Increase in paid-in capital attributable
   to subsidiary stock-based compensation
   (net of minority interest)                          10,815                                             10,815
                                                  -------------------------------------------------------------------
Balance, December 31, 1998                           $152,482      $(200,896)      $1,038,967           $994,368
                                                  ===================================================================


See accompanying notes.                F-6

                   The Associated Group, Inc. and Subsidiaries

                            Statements of Cash Flows

                                                                                Year ended December 31
                                                                        1998             1997              1996
                                                                  -----------------------------------------------------
                                                                                    (In Thousands)
Cash flows from operating activities
   Net loss                                                            $(139,109)        $ (51,665)        $(17,196)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation                                                      15,136            10,113            4,205
        Amortization                                                       4,198             1,613              851
        Provision for losses on accounts receivable                        1,243             1,058            1,275
        Equity in loss of affiliates                                           -                 -            2,119
        Gain on sale of investments                                       (1,162)          (14,662)          (3,398)
        Amortization of debt discount and issue costs                     27,880                59                -
        Stock-based compensation                                          27,006            84,042            2,778
        Minority interests                                              (166,404)          (80,621)          (7,893)
        Provision for deferred income taxes                              (10,752)          (14,256)          (8,743)
        Other                                                              3,664             1,191              738
        Change in assets and liabilities:
          Accounts receivable                                             (3,581)             (195)          (2,221)
          Inventory held for resale                                         (154)             (553)             (76)
          Prepaid expenses and other assets                               (1,310)           (1,834)             571
          Accounts payable (excluding capital assets)                     34,023            10,367              189
          Employee compensation                                           12,089               773              996
          Other current liabilities                                         (784)            8,756             (174)
          Deferred compensation                                            1,067               977              176
                                                                  -----------------------------------------------------
Net cash used in operating activities                                   (196,950)          (44,837)         (25,803)
Cash flows from investing activities
   Cash and cash equivalents from consolidation of
     affiliate                                                                 -                 -              751
   Purchases of property and equipment, net                             (102,549)          (16,043)          (4,435)
   Proceeds from sale of investments                                       1,930            23,883            3,414
   Purchase of marketable equity securities                                    -              (871)               -
   Restricted cash and investments                                        29,775           (95,075)               -
   Increase in notes receivable from related
     parties                                                              (1,992)           (5,249)         (11,117)
   Investments in and acquisitions of affiliates                               -           (11,116)          (8,172)
   Other investing activities, net                                        (1,272)             (544)            (993)
                                                                  -----------------------------------------------------
Net cash used in investing activities                                    (74,108)         (105,015)         (20,552)

                                                                                Year ended December 31
                                                                        1998             1997              1996
                                                                  ----------------------------------------------------
                                                                                    (In Thousands)

Cash flows from financing activities
   Proceeds from short-term obligations                                $ 41,144         $ 100,938          $44,056
   Repayment of short-term obligations                                     (932)          (67,491)               -
   Proceeds from long-term debt                                         250,703           300,000                -
   Repayment of long-term debt                                           (2,082)           (2,082)          (2,082)
   Payment of debt and equity issue costs                               (27,476)          (21,675)               -
   Investment by minority interests                                           -           263,302            6,235
   Other financing activities, net                                        1,351               115              469
                                                                  ----------------------------------------------------
Net cash provided by financing activities                               262,708           573,107           48,678
                                                                  ----------------------------------------------------

Net (decrease) increase in cash and cash equivalents                     (8,350)          423,255            2,323
Cash and cash equivalents at beginning of year                          426,596             3,341            1,018
                                                                  ----------------------------------------------------
Cash and cash equivalents at end of year                               $418,246         $ 426,596          $ 3,341
                                                                  =============f=======================================

Supplemental disclosure of noncash financing activities
     Contribution by minority interests of notes receivable
       from related parties                                            $  4,112         $       -          $ 7,162
                                                                  ====================================================

     Long-term debt assumed by cellular equipment vendor, as
       guarantor                                                       $      -         $       -          $ 2,845
                                                                  ====================================================


See accompanying notes.

                   The Associated Group, Inc. and Subsidiaries

                          Notes to Financial Statements
                                December 31, 1998

         (Dollars in Thousands, Except Per Share and Per Option Amounts)

1. Significant Accounting Policies

Business

The Associated Group, Inc. ("Associated") and its subsidiaries (collectively, the "Company") is principally engaged in the ownership and operation of, and also owns interests in, a variety of wireless communications and cable-related businesses which operate throughout the United States and internationally. On March 9, 1999, the Company's cable holdings were converted into holdings of AT&T Corp. ("AT&T") and Liberty Media Group, a separate tracking stock of AT&T, as a result of the merger of AT&T and Tele-Communications, Inc. ("TCI") (see Note 3). Associated also has domestic operations in radio broadcasting and retail art.

Principles of Consolidation

These financial statements include the accounts of Associated and its wholly owned and majority owned subsidiaries. Companies in which the Company has a minority economic interest, but, through stockholder agreements, voting interest or Board representation is able to exert control over the majority of such companies' assets and operations are also consolidated. Consolidated subsidiaries include Teligent, Inc. ("Teligent"), a company founded in 1996 which currently offers high-quality, low-cost local and long distance telecommunications, high-speed data and dedicated Internet services to small and medium-sized businesses in 19 of the 74 major U.S. metropolitan areas in which it holds licenses from the Federal Communications Commission ("FCC"), and Grupo Portatel, S.A. de C.V. and subsidiaries ("Grupo"), a cellular telephone service provider in southeastern Mexico. Minority investments in affiliates where the Company exercises significant influence over operating and financial affairs are recorded under the equity method. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

Revenues from communications services are recognized when the service is provided. Radio broadcasting revenues are recognized when the commercial matter is aired. Art gallery sales are recorded at the time of shipment of art works.

Cash Equivalents

The Company considers all unrestricted highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventory Held for Resale

Inventory held for resale, comprised of finished goods, includes art prints of $1,032 and $1,097 at December 31, 1998 and 1997, respectively, and cellular telephones and related equipment of $1,297 and $1,078 at December 31, 1998 and 1997, respectively, and is recorded at the lower of cost or market value. Cost of art prints is determined under the first-in, first-out method and cost of cellular telephones and related equipment is determined under the last-in, first-out method. Inventory is reported net of a market valuation reserve relating to art inventory of $1,570 at December 31, 1998 and 1997. Provision for the difference between the cost and market value of art inventories is made based on management's periodic analysis of the composition of inventory and current art market conditions. The Company also sells art inventory held on consignment from others. The Company does not own these art prints, and therefore, their cost is not included in inventory.

Marketable Equity Securities

Under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's marketable equity securities, which are classified as available-for-sale, are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity until realized. Realized gains and losses are determined based on average cost.

Foreign Currency Translation

The financial statements of Grupo are translated from Mexican new pesos to U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." Based upon the inflationary and political environment in Mexico, along with the economic dependency Grupo has had on its shareholders (including the Company) and the source of its cash outflows, the U.S. dollar has been utilized as the functional currency. Nonmonetary assets and liabilities have been translated at historical exchange rates and monetary assets and liabilities have been translated based on the current exchange rate. Revenues and expenses have been translated at the weighted average exchange rate in effect during the period, except depreciation which has been translated at historical exchange rates. Foreign currency translation gains and losses are included in the statement of operations. For the years ended December 31, 1998, 1997, and 1996 the translation loss of Grupo consolidated in the statement of operations was $701, $5, and $178 respectively.

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

Stock-Based Compensation

In 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, as the Company grants stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant, the Company recognizes no compensation expense for the stock option grants. Compensation expense is recorded for grants under variable award plans, based on the intrinsic value of the grant.

Teligent recognizes certain stock-based compensation costs in additional paid-in capital (see Note 14). The amount recognized, net of minority interest, is included in the Company's additional paid-in capital.

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

Loss Per Share

Loss per share amounts have been presented in accordance SFAS No. 128, "Earnings Per Share" which was adopted in 1997. Net loss per common share data is calculated using the weighted average number of shares of common stock outstanding. Fully diluted net loss per share including stock options is not presented since the effect of including the stock options would be antidilutive.

Comprehensive Income

As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 established new rules for the reporting and display of comprehensive income and its components; however the adoption of this statement had no impact on the Company's net loss or stockholders' equity. SFAS No. 130 requires that the Company report unrealized gains on marketable securities as other comprehensive income and disclose total comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

The Company's other comprehensive income arises from the unrealized gains of its marketable securities portfolio. The change in unrealized gains for the year ended December 31, 1998 is net of a reclassification adjustment for gains on sales included in net loss for the year of $609, net of taxes of $328.

Recent Accounting Pronouncements

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires internal and external costs incurred to develop internal-use computer software during the application development stage, as well as costs to develop or obtain software that allows for access or conversion of old data by new systems, to be capitalized. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company does not believe that its effect will be material to the Company's financial condition or results of operations.

In April, 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). This statement requires that the costs of start-up activities be expensed as incurred, including presenting the cumulative effect of a change in accounting principle upon adoption of SOP 98-5. The Company does not believe that the adoption of SOP 98-5 will be material to the Company's financial condition or results of operations.

Reclassifications

Certain reclassifications have been made to prior years' financial statements to conform to the current year presentation. These reclassifications have no effect on the Company's net losses.

2. Property and Equipment

Property and equipment consists of the following:


                                                                                                       Estimated
                                                                            December 31                  Useful
                                                                      1998              1997           Life-Years
                                                                 ----------------------------------------------------
Land                                                                 $     572         $    577
Buildings and leasehold improvements                                    10,553            5,833           3-20
Operating equipment                                                    138,111           42,073           4-10
Office furniture and equipment                                          54,524           11,551           3-10
Construction in progress                                                53,035            8,630
                                                                 ----------------------------------
                                                                       256,795           68,664
Less accumulated depreciation and amortization                         (49,720)         (34,827)
                                                                 ----------------------------------
                                                                     $ 207,075         $ 33,837
                                                                 ==================================


3. Marketable Equity Securities

The cost and market value of the Company's marketable equity securities classified as available for sale, at December 31, 1998, are as follows:

                     Name of Issuer and                             Number of
                     Title of Each Issue                             Shares                Cost             Market Value
-----------------------------------------------------------------------------------------------------------------------------
Tele-Communications, Inc.:
  Series A TCI Group Common Stock                                     9,111,202           $2,559              $  503,963
  Series B TCI Group Common Stock                                     7,123,167            1,178                 434,513
  Series A TCI Ventures Group Common Stock                            6,737,548              946                 158,754
  Series A Liberty Media Group Common Stock                           8,180,954            1,339                 376,835
  Series B Liberty Media Group Common Stock                           2,651,944              273                 125,967

Others                                                                  various              663                   5,336
                                                                                    -------------------- --------------------
                                                                                          $6,958              $1,605,368
                                                                                    ==================== ====================


On March 9, 1999, AT&T merged with TCI. Concurrent with the AT&T merger, Liberty Media Group and TCI Ventures Group were combined to form a new Liberty Media Group whose shareholders will be issued separate tracking stock by AT&T (the "Liberty Media Common Stock"). On March 17, 1999, the Board of Directors of AT&T declared a 3-for-2 stock split, payable on April 15, 1999 to stockholders of record on March 31, 1999. As a result of the merger and stock split, the Company's holdings in TCI will be converted into 19,718,631 shares of AT&T, 11,684,477 shares of Class A Liberty Media Group Common Stock, and 2,651,944 shares of Class B Liberty Media Group Common Stock. The aggregate market value of the Company's equity interest in AT&T, Liberty Media Group, and its other marketable equity securities was $1,882,225 on March 17, 1999.

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

During 1998, 1997, and 1996, the Company sold certain marketable securities for proceeds of approximately $1,930, $2,512, and $3,414 respectively. These sales resulted in pretax gains of $1,162 and $2,485, $3,398 in 1998, 1997, and 1996, respectively.


4. Notes Receivable from Related Parties

Included in noncurrent notes receivable from related parties at December 31, 1998 and 1997 are amounts and accrued interest due from certain Mexican stockholders of Grupo of $15,529 and $14,238, respectively, used for their purchase of Grupo stock which is secured by said stock. Interest accrues on certain of these notes at the prime rate plus 2%.

Also included in noncurrent notes receivable from related parties are notes due from the Chairman and Chief Executive Officer (the "Executive") of Teligent. Under the terms of the Executive's employment agreement, Teligent's founders, Microwave Services, Inc. ("MSI") (a wholly owned subsidiary of Associated) and Digital Services Corporation ("DSC") provided loans to the Executive in the amount of $8,250 and $6,750, respectively. In 1998, these notes were assigned from MSI and DSC to Teligent, and as a result the outstanding amount reflected has increased to include the DSC note. The loans are subject to partial forgiveness on certain employment anniversaries, and are fully forgiven as of the fifth anniversary of the Executive's employment. In the event that the Executive terminates his employment prior to the fifth anniversary date (other than by reason of his death or disability or for good reason as defined in the employment agreement), any outstanding principal and accrued interest on the note will become immediately due and payable. The Company is expensing the accrued interest and principal over five years, the term of the employment agreement. The unamortized balance is $8,000 and $6,050 as of December 31, 1998 and 1997, respectively.

5. Investments in Wireless Communications Affiliates

Teletrac, Inc. ("Teletrac")

As of December 31, 1998, TruePosition, Inc. ("TruePosition"), a wholly-owned subsidiary of Associated, held a 12.7% interest in Teletrac. Teletrac is in the business of providing location and, potentially, messaging services primarily for vehicle and fleet management. TruePosition has paid a total of $6,000 for Teletrac stock. Through November 1996, TruePosition held 20% of the voting stock of Teletrac and accounted for its investment in Teletrac under the equity method. As a result of Teletrac's issuance of Series A Convertible Preferred Stock in December 1996,

TruePosition's voting interest was reduced and, accordingly, TruePosition began accounting for its investment under the cost method.

Specialized Mobile Radio ("SMR")

The Company had an equity investment in a Mexican SMR operator, Corporacion Mobilcom, S.A. de C.V. ("Mobilcom"). In August 1997, the Company sold its ownership interest in Mobilcom to Nextel Communications, Inc. for proceeds of approximately $21,371, and has recognized a pretax gain on the sale of approximately $12,177.

Personal Communications Services ("PCS")

The Company has a 75% interest in a general partnership which holds a 4.42% interest in Omnipoint Communications, Inc. ("OCI"), a subsidiary of Omnipoint Corporation ("Omnipoint Parent"). Omnipoint Parent, through OCI, was awarded one of three pioneer's preference licenses by the FCC to construct and operate a broadband PCS system in the New York Major Trading Area, a region with a population of approximately 27 million. Omnipoint Parent is traded on The Nasdaq Stock Market(R) under the symbol "OMPT."

6. Acquisitions

In October 1997, Teligent acquired all of the outstanding stock of FirstMark Communications, Inc. ("FirstMark"), for an aggregate purchase price of approximately $42 million which consisted of $10.5 million in cash and a 5% member interest in Teligent, L.L.C. (the predecessor to Teligent) valued at $31.5 million. The acquisition was accounted for under the purchase method of accounting. The majority of the purchase price ($41.6 million) was allocated to the FCC licenses acquired and the remaining amount was allocated to the net assets acquired. The license cost is being amortized over 15 years. Accumulated amortization as of December 31, 1998 was approximately $3,469.

In 1996, the Company purchased the assets of radio broadcasting station WXST-FM (formerly known as WLYR-FM) located in Delaware, Ohio for consideration of $3,250, including amounts for noncompete and consulting agreements. Intangible assets of $2,584 were recorded in connection with the purchase. Goodwill is being amortized over 15 years, and amounts attributable to noncompete and consulting agreements are being amortized over three years, the term of the agreements. Accumulated amortization as of December 31, 1998 was approximately $902.

These acquisitions, individually and in the aggregate, were not material to the Company's financial position or results of operations in the year of purchase. Therefore, pro forma financial information has not been presented.

7. Short-Term Obligations

The Company's short-term borrowings as of December 31 were as follows:

                                              1998                1997
                                        ------------------------------------

   Bank borrowing                          $  30,000            $  19,000
   Brokerage margin loan facilities          121,186               91,991
                                        ------------------------------------
                                           $ 151,186            $ 110,991
                                        ====================================
Weighted average interest rate                 5.8%                6.4%

The Company's bank borrowing is a demand note secured by a pledge of marketable equity securities, and bears interest at a variable rate which is tied to the Federal Funds rate. At the Company's request, the bank has extended additional credit by replacing the existing demand note with a new demand note reflecting an increased principal amount under the same terms and conditions.

The Company also has brokerage margin loan facilities. Borrowings under one brokerage margin loan facility are limited to 65% of the market value of the pledged, up to a maximum of $200 million. Under the other facilities, borrowings are limited to 50% of the market value of the marketable equity securities pledged. Borrowings under these facilities bear interest at variable rates based upon the broker call rate or the Federal Funds rate plus an applicable margin, as offered by the brokerage firm at the time of borrowing.

As of December 31, 1998, 8,383,962 shares of Series A TCI Group Common Stock and 6,592,028 shares of Series A TCI Ventures Group Common Stock were pledged as security under the bank borrowing and brokerage margin loan facilities. After taking into effect the merger of TCI and AT&T, and the subsequent stock split declared by AT&T (See Note 3) the pledged shares will consist of 9,755,156 shares of AT&T and 3,427,853 shares of Class A Liberty Media Group Common Stock.

8. Long-Term Debt

The Company's long-term debt as of December 31 consists of the following:

                                                        1998            1997
                                                    ----------------------------

   Teligent 11.5% Senior Notes due 2007               $300,000       $300,000
   Teligent 11.5% Senior Discount Notes due 2008       276,058              -
   Portatel loans                                        4,162          6,244
                                                    ----------------------------
                                                      $580,220       $306,244
                                                    ============================

Maturities of long-term debt for the next five years and thereafter are as follows (in thousands):


         1999                                 $  2,082
         2000                                    2,081
         2001                                    2,081
         2002                                        -
         2003                                        -
         Thereafter                            576,058
                                          -----------------
         Total                                 582,302
         Less current portion                   (2,082)
                                          -----------------
         Total long-term debt                 $580,220
                                          =================

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

Upon the occurrence of a change in control, as defined in the Teligent Notes agreement, each holder of the Teligent Notes will have the right to require Teligent to repurchase all or any part of such holder's notes at a purchase price in cash equal to 101% of the principal amount thereof on any change of control payment date, plus accrued and unpaid interest, if any, to such change of control payment date. Teligent capitalized $11,344 of costs incurred for the offering which is being amortized to interest expense over ten years, the term of the related debt.

Teligent 11.5% Senior Discount Notes due 2008

On February 20, 1998, Teligent completed an offering of $440 million 11.5% Senior Discount Notes due 2008 (the "Discount Notes"). The Discount Notes carry zero-coupon interest until March 1, 2003, after which the Discount Notes pay interest at 11.5%, payable March 1 and September 1 through March 1, 2008. Teligent received proceeds of approximately $243,145 from the offering, net of offering costs. Under an exchange offer, Discount Notes originally issued were exchanged for Discount Notes which have been registered under the Securities Act of 1933, the terms of which are identical in all material respects to the original Discount Notes.

Teligent capitalized $7,558 of costs incurred for the offering which is being amortized to interest expense over ten years, the term of the related debt.

On or after March 1, 2003, the Discount Notes will be redeemable at the option of Teligent, in whole at any time or in part from time to time, at the following prices (expressed in percentages of the principal amount thereof):

              Year                              Percentage
              ----                              ----------
              2003                               105.750%
              2004                               103.833
              2005                               101.917
              2006 and thereafter                100.000

Upon the occurrence of a change in control, as defined in the Discount Notes agreement, each holder of the Discount Notes will have the right to require Teligent to repurchase all or any part of such holder's notes at a purchase price in cash equal to 101% of the principal amount thereof on any change of control payment date, plus accrued and unpaid interest, if any, to such change of control payment date.

Additional Teligent Credit Facility

On July 2, 1998, Teligent entered into a credit agreement providing for borrowings up to an aggregate of $800 million (the "Credit Agreement"), to be used for working capital and general corporate purposes, including the purchase of telecommunications equipment, software, and services. Borrowings under the Credit Agreement are subject to certain conditions, and are secured by substantially all of the assets of Teligent. As of December 31, 1998, no borrowings were made under the Credit Agreement.

Portatel loans

Portatel has long-term debt obligations under various credit facilities with a U.S. bank and various related parties (the "Portatel Credit Agreements"). Such obligations are denominated in U.S. dollars and were incurred for working capital, including the purchase and construction of cellular telephone infrastructure equipment. The debt of Portatel is subdivided into various pieces, referred to as Tranches. The loans under Tranche I bear interest at the LIBOR rate plus 2.5%. Interest and principal are payable in semiannual installments through November 15, 2001. The loans under Tranche II bear interest at the LIBOR rate plus 6%. Interest and principal are payable in semiannual installments through September 25, 2001.

The amounts outstanding under the Portatel Credit Agreements at December 31, 1998 are as follows:

         T
                                                   Tranche I           Tranche II          Total
                                               --------------------------------------------------------
Current                                             $ 1,742             $   340           $ 2,082
Long-term                                             3,480                 682             4,162
                                               --------------------------------------------------------
                                                    $ 5,222             $ 1,022           $ 6,244
                                               ========================================================
Weighted average interest rate at year-end            8.3%               12.3%


The outstanding debt under the Portatel Credit Agreements is guaranteed by a cellular equipment vendor of Portatel (the "Guarantor"). During 1995 and January 1996, Portatel failed to meet a portion of its debt obligations under such credit facilities. Accordingly, payments were made by the Guarantor to Portatel's lenders on Portatel's behalf. Grupo, Portatel and certain shareholders of Grupo (including the Company) entered into a Contribution Agreement with the Guarantor to convert the payments made by the Guarantor on behalf of Portatel into capital stock of Grupo. In 1997, under the terms of the Contribution Agreement the Guarantor received an equity interest in Grupo in exchange for the debt paid by the Guarantor on Portatel's behalf. The Guarantor continues to guarantee the remaining debt of Portatel secured by an approximate 30.7% equity interest in Portatel. Portatel has complied with its debt covenants or has obtained waivers as of December 31, 1998.

Cash paid for interest on both short-term and long-term debt obligations amounted to approximately $48,161, $5,017, and $2,211 for the years ended December 31, 1998, 1997, and 1996, respectively.

9. Deferred Compensation

Two executive officers of the Company serve under employment agreements that provide for the annual payment for ten years to the officers' beneficiary of one-half of the officers' base salary upon termination due to disability or death. The Company accrues the present value of the estimated payments due over the expected service period of the employees, which is based on their life expectancy.

The Executive of Teligent serves under an employment agreement that provides for, among other things, a payment of $5,000 on the fifth anniversary of the Executive's employment, or earlier in certain circumstances. In the event of termination of employment prior to his fifth anniversary, the Executive will receive either $5,000, or a pro-rata portion thereof, depending on the circumstances of his termination. The Company accrues the present value of the payment due over the expected service period of five years.

10. Leases

The Company and its subsidiaries lease office space, as well as cell site, transmitter and antenna sites, under operating lease agreements. Total rent expense was approximately $13,041, $4,142, and $2,424 for the years ended December 31, 1998, 1997, and 1996, respectively.

Approximate future minimum lease payments, by year and in the aggregate, are as follows at December 31, 1998:

         1999                                       $ 20,294
         2000                                         18,910
         2001                                         17,682
         2002                                         16,105
         2003                                         14,387
         Thereafter                                   51,910
                                                  --------------
                                                    $139,288
                                                  ==============

11. Income Taxes

The Company's income tax provision includes the income taxes for the consolidated income tax return of Associated as well as the separate income tax returns of Grupo and Teligent. As a result of the merger of Teligent, L.L.C. into Teligent on November 26, 1997, the Company's pro-rata share of Teligent's losses for the period prior to the merger were included in Associated's tax returns; however, subsequent to the merger Teligent files separate income tax returns.

The tax effects of temporary differences that give rise to the net deferred tax liability, are as follows:

                                                                                           December 31
                                                                                     1998               1997
                                                                               ------------------------------------

Deferred tax assets:
  Net operating loss and asset tax credit carryforwards:
     United States                                                                 $ 130,958           $  26,921
     Mexican                                                                           6,409               6,526
  Stock-based compensation                                                            38,905              29,519
  Excess of tax basis over book basis of investments in affiliates                     8,946               9,165
  Original issue discount                                                              8,651                   -
  Deferred compensation                                                                3,740               1,661
  Other                                                                                6,138               4,207
                                                                               ------------------------------------
Total deferred tax assets                                                            203,747              77,999
  Valuation allowances                                                              (134,504)            (29,304)
                                                                               ------------------------------------
Net deferred tax assets                                                               69,243              48,695

Deferred tax liabilities:
  Unrealized gain on marketable equity securities                                   (559,444)           (291,754)
  Intangible assets                                                                  (14,305)            (13,107)
  Other                                                                               (2,585)                  -
                                                                               ------------------------------------
Total deferred tax liabilities                                                      (576,334)           (304,861)
                                                                               ------------------------------------
Net deferred tax liability                                                         $(507,091)          $(256,166)
                                                                               ====================================

The changes in the valuation allowances, which are related to Grupo and Teligent, were as follows:

                                                                                      Year ended December 31,
                                                                                        1998               1997
                                                                               ------------------------------------

         Beginning balance                                                          $ 29,304            $ 6,512
         Provision                                                                   106,440             22,975
         Foreign currency translation gain                                            (1,240)              (183)
                                                                               ------------------------------------
         Ending balance                                                             $134,504            $29,304
                                                                               ====================================


Mexican tax law provides for an alternative minimum tax ("asset tax"). The asset tax is computed at an annual rate of 1.8% of the average of the majority or restated assets less certain liabilities, and the tax is paid only to the extent that it exceeds regular income tax of the period. Any required payment of asset tax is refundable against the excess of income taxes over asset taxes for the following ten years. Cash paid for Mexican income taxes for the years ended December 31, 1998, 1997, and 1996 was approximately $428, $440, and $553 respectively.

The income tax benefit for the three years ended December 31, 1998, consists of the following:

                                                                 1998                1997                1996
                                                          -----------------------------------------------------------
Current:
  Mexican                                                      $    380            $    426             $   407

Deferred:
  United States                                                 (11,510)            (14,270)             (8,967)
  Mexican                                                           758                  14                 224
                                                          -----------------------------------------------------------
Total deferred                                                  (10,752)            (14,256)             (8,743)
                                                          -----------------------------------------------------------
                                                               $(10,372)           $(13,830)            $(8,336)
                                                          ===========================================================

At December 31, 1998, the Company's federal net operating loss ("NOL") carryforwards and Mexican NOL and asset tax credit carryforward of Grupo were as follows:

                                                           Federal               Mexican          Mexican Asset Tax
                                                             NOL                   NOL                  Credit
                                                     -----------------------------------------------------------------
Expiration date:
   2002                                                      $      -              $    60              $    -
   2003                                                             -                  262                 281
   2004                                                             -                2,730                 271
   2005                                                             -                4,517                 317
   2006                                                             -                1,749                 310
   2007                                                             -                1,467                 340
   2008                                                             -                2,442                 346
   2013                                                         1,003                    -                   -
   2014                                                           980                    -                   -
   2015                                                        18,872                    -                   -
   2016                                                        19,613                    -                   -
   2017                                                        30,500                    -                   -
   2018                                                        48,991                    -                   -
                                                     -----------------------------------------------------------------
                                                             $119,959              $13,227              $1,865
                                                     =================================================================

Certain subsidiaries of Grupo realized taxable income for the years ended December 31, 1998 and 1997. Net operating losses of $332 and $1,493 were utilized in 1998 and 1997 to offset the liability for current Mexican tax expense.

A reconciliation between income taxes computed using the statutory federal income tax rate (34%) and the effective rate, is as follows:

                                                                1998                1997                1996
                                                         -----------------------------------------------------------

Federal income tax (credit) at statutory rate                $ (50,824)           $(22,268)            $(8,681)
State taxes, net of federal                                    (11,259)                  -                   -
Effects of minority interests and consolidation                (58,738)            (39,118)                214
Valuation allowance                                            106,697              21,360                  75
Operating losses of Teligent, L.L.C.                                 -              13,350                   -
Purchase accounting difference of Teligent                           -              13,107                   -
Tax effects attributable to Mexican operations                    (146)               (478)                856
Other                                                            3,898                 217                (800)
                                                         -----------------------------------------------------------
                                                             $ (10,372)           $(13,830)            $(8,336)
                                                         ===========================================================

12. Common Stock

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

Class B Common Stock is mandatorily convertible at the election of the Company and without stockholder action, into one share of Class A Common Stock, upon the determination of the Company's Board of Directors that such a conversion is necessary or appropriate in connection with an election by the Company to become a business development company under the Investment Company Act of 1940, as amended ("1940 Act"), or to register as an investment company under the 1940 Act. A total of 23,374,774 shares of Class A Common Stock are reserved for issuance in the event of such a conversion.

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

13. Additional Paid-in Capital

As of December 31, 1998, the Company's additional paid-in capital includes approximately $99,251 resulting from issuances of stock in consolidated subsidiaries to third parties at per share amounts in excess of the per share book value of the Company's investment in these subsidiaries. The majority of this amount relates to third party investments in Teligent, in which the Company was a founding member, including an initial public offering of Teligent's Class A Common Stock completed in November 1997.

Additional paid-in capital as of December 31, 1998 also includes $46,210 for the recognition in 1997 and 1998 of stock-based compensation expense of Teligent (see Note 14), net of minority interests.

14. Stock-Based Compensation

1994 Stock Option and Incentive Award Plan ("1994 Plan")

The 1994 Plan authorizes, among other award programs, the granting of options to purchase up to 4,608,804 shares of Class B Common Stock. Under the Plan, in general, options may be granted at an option price no less than the fair market value of the stock covered by the option on the grant date, for an option period of ten years. Options become exercisable over a period determined by the committee of nonemployee directors which administers the 1994 Plan.

The Company also maintained a stock option plan (the "MSI Plan") under which options were granted to purchase shares of common stock of MSI. In 1996 options were granted under the MSI Plan at an option price no less than the grant date fair value of the stock covered by the option, for an option period of ten years. In 1998, options outstanding under the MSI Plan were converted into options to purchase Class B Common Stock under the 1994 Plan. The number of options and exercise price after conversion maintained the existing intrinsic value of the cancelled MSI options, and the original vesting period and terms were not changed.

Activity of the 1994 Plan is summarized below:

                                                                                              Weighted
                                                                                               Average
                                                                           Number of          Exercise
                                                                            Options             Price
                                                                       ------------------------------------

Options outstanding, January 1, 1996                                           2,303,366          $ 4.97
Granted                                                                           70,000          $17.45
Exercised                                                                        (29,850)         $ 0.45
Canceled and returned to plan                                                    (20,000)         $ 8.25
                                                                       -------------------
Options outstanding, December 31, 1996                                         2,323,516          $ 5.38
Granted                                                                           95,000          $18.83
Exercised                                                                        (58,940)         $ 2.17
Canceled and returned to plan                                                          -
                                                                       -------------------
Options outstanding, December 31, 1997                                         2,359,576          $ 6.03
Converted from MSI Plan                                                        1,727,438          $ 2.70
Granted                                                                           20,000          $29.94
Exercised                                                                       (532,804)         $ 1.84
Canceled and returned to plan                                                     (7,000)         $10.93
                                                                       -------------------
Options outstanding, December 31, 1998                                         3,567,210          $ 5.02
                                                                       ===================

Options outstanding and exercisable by price range as of December 31, 1998 is as follows:

                                          Options Outstanding                                          Options Exercisable
                    -----------------------------------------------------------------      -----------------------------------------
                                            Average
     Range of                              Remaining                Weighted-                                         Weighted-
     Exercise            Number           Contractual                Average                     Number                Average
      Prices           of Options         Life (years)            Exercise Price               of Options           Exercise Price
------------------------------------------------------------------------------------------------------------------------------------

      $0.45               489,680              1.6                    $ 0.45                      489,680               $ 0.45
    2.00-4.00           1,678,414              7.3                      2.70                    1,302,400                 2.69
    8.00-15.00          1,285,116              6.5                      8.40                    1,086,516                 8.36
   16.00-20.00             74,000              8.3                     16.51                       17,800                17.05
   25.00-30.00             30,000              9.2                     26.50                        4,000                27.00
   31.00-35.00             10,000              9.4                     34.38                            -                    -
                    ----------------------------------------------------------------------------------------------------------------
                        3,567,210              6.3                    $ 5.02                    2,900,396               $ 4.56
                    ================================================================================================================

Teligent Stock-Based Compensation

Teligent, L.L.C. Appreciation Rights and Appreciation Units

On September 1, 1996, Teligent, L.L.C. granted six separate Company Appreciation Rights ("CARs") to the Executive pursuant to an employment agreement. For each CAR, the Executive was entitled to receive a percentage of the excess of Teligent's fair market value, as defined, over the target value of the CAR, as adjusted. The CARs vested over a period of six years.

Also in 1996, Teligent, L.L.C. adopted a Long-Term Incentive Compensation Plan under which an aggregate of 1,600,000 appreciation units (the "Appreciation Units") were available and granted to employees and directors of the Company in 1996 and 1997.

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

Conversion of CARs and Appreciation Units into Teligent Stock Options

In connection with the conversion of Teligent, L.L.C. to Teligent and the public offering of Teligent Class A Common Stock (see Note 13) the Equity Awards were converted into options (the "Teligent Conversion Options") to purchase 12,480,779 shares of Teligent Class A Common Stock at exercise prices ranging from $3.35 to $46.00 per share, such that the intrinsic value of the stock options approximated the intrinsic value of the Equity Awards. The Teligent stock options granted in connection with this conversion are governed by and subject to the terms of the 1997 Teligent Plan (see below) and have the same vesting schedule, vesting rights and term as the applicable Equity Awards which were converted.

Teligent recognized stock-based compensation expense of $27,006 and $84,042 in 1998 and 1997, respectively. The conversion created a measurement date whereby the variable Equity Awards were converted to nonvariable stock options. Upon conversion, the related liability was reclassified to additional paid-in capital, and the difference between the intrinsic value of the Equity Awards at the time of conversion, and the cumulative compensation expense recognized to date, is being recognized over the remaining vesting period of the Teligent Conversion Options.

Teligent, Inc. 1997 Stock Incentive Plan

In 1997, Teligent established the Teligent, Inc. 1997 Stock Incentive Plan (the "Teligent Plan"). As of December 31, 1998, the maximum number of shares of Teligent common stock available for grant under the 1997 Plan was 14,729,125. Generally, all options granted vest over a period of five years and expire ten years from the date of grant.

Additional information with respect to the Teligent Plan is as follows:

                                                                                                        Weighted
                                                                                                        Average
                                                                                   Number of            Exercise
                                                                                    Options              Price
                                                                             ----------------------------------------

Options outstanding, January 1, 1997                                                         -
Converted from appreciation units                                                    6,471,047          $  7.07
Converted from CARs                                                                  6,009,732          $ 12.41
Granted                                                                                380,450          $ 22.18
Canceled and returned to plan                                                          (50,544)         $ 12.94
                                                                             ----------------------
Options outstanding, December 31, 1997                                              12,810,685          $ 10.00
Granted                                                                              2,084,714          $ 28.43
Exercised                                                                              (49,982)         $  7.44
Canceled and returned to plan                                                         (194,631)         $ 20.52
                                                                             ----------------------
Options outstanding, December 31, 1998                                              14,650,786          $ 12.32
                                                                             ======================


Options outstanding and exercisable by price range as of December 31, 1998 is as follows:

                                        Options Outstanding                                 Options Exercisable
                    -------------------------------------------------------------    -----------------------------------
                                              Average
     Range of                                Remaining              Weighted-                            Weighted-
     Exercise            Number             Contractual              Average            Number            Average
      Prices           of Options           Life (years)         Exercise Price       of Options      Exercise Price
------------------------------------------------------------------------------------------------------------------------

   $3.35- 5.00             2,003,244           7.7                 $  3.77               2,003,244        $ 3.77
    5.01-10.00             8,905,015           8.0                    6.69               1,599,216          6.54
   10.01-15.00               402,649           8.5                   13.38                  82,329         13.38
   20.01-25.00               809,390           9.0                   21.98                 138,710         21.81
   25.01-30.00             1,031,660           9.5                   27.48                     820         25.51
   30.01-35.00               497,206           9.4                   31.72                       -            -
   45.01-50.00             1,001,622           7.7                   46.00                       -            -
                    ---------------------------------------------------------------------------------------------------
                          14,650,786           8.1                 $ 12.32               3,824,319        $ 5.79
                    ===================================================================================================

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

Activity of the TruePosition Plan is summarized below:

                                                                                                       Weighted
                                                                                                       Average
                                                                                  Number of            Exercise
                                                                                   Options              Price
                                                                             --------------------------------------

Options outstanding, January 1, 1996                                                   97,500          $ 21.00
Granted                                                                                41,050          $ 42.00
Exercised                                                                                   -
Canceled and returned to plan                                                         (10,000)         $ 21.00
                                                                             ---------------------
Options outstanding, December 31, 1996                                                128,550          $ 27.71
Granted                                                                                56,550          $ 42.00
Exercised                                                                                   -
Canceled and returned to plan                                                          (2,500)         $ 42.00
                                                                             ---------------------
Options outstanding, December 31, 1997                                                182,600          $ 31.94
Granted                                                                                11,800          $ 42.00
Exercised                                                                                   -
Canceled and returned to plan                                                          (1,295)         $ 42.00
                                                                             ---------------------
Options outstanding, December 31, 1998                                                193,105          $ 32.48
                                                                             =====================
As of December 31, 1998:
     Range of exercise prices                                                     $21.00-$42.00
     Weighted average remaining contractual life                                    7.5 years
     Options exercisable                                                               99,990          $ 26.62

SFAS 123 Pro forma Disclosures

Had compensation expense been determined in accordance with SFAS No. 123, the Company's net loss for the years ended December 31, 1998, 1997 and 1996 would have been $(158,023) or $(4.16) per share, $(62,738) or $(1.67) per share, and
$(20,888) or $(0.56) per share, respectively.

The following summarizes the weighted average fair value of options granted using the Black-Scholes option pricing model and assumptions used:

                                                                                                                          MSI
                                         1994 Plan                  Teligent Plan               TruePosition Plan         Plan
Grants in                         1998      1997     1996      1998      1997      1996     1998      1997      1996      1996
                                  ----      ----     ----      ----      ----      ----     ----      ----      ----      ----

Weighted average fair value      $20.44    $11.84    $6.37     $21.66    $18.57    $14.04   $28.37    $26.15    $24.35    $14.99

Weighted average assumptions:
   Risk-free interest rate          5.3%      6.6%     6.5%      5.0%      6.6%      7.0%     5.3%      6.5%      6.0%      6.7%
   Expected life (years)              10        10       10        10        10        10       10        10        10        10
   Expected volatility               50%       39%      34%       65%       50%       34%      50%       39%       34%       34%
   Expected dividends                0 %       0 %      0 %       0 %       0 %       0 %      0 %       0 %       0 %       0 %


15. Fair Values of Financial Instruments

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

Considerable judgment enters into estimates of fair value. Accordingly, the estimates presented may not be indicative of the amounts that the Company could realize in a current market exchange. The carrying amounts and fair values of the Company's financial instruments were as follows:

                                                      December 31, 1998                  December 31, 1997
                                              ---------------------------------------------------------------------
                                                  Carrying         Estimated         Carrying         Estimated
                                                   Amount         Fair Value          Amount          Fair Value
                                              ---------------------------------------------------------------------

Cash and cash equivalents                         $  418,246        $  418,246        $426,596          $426,596
Restricted cash and investments                       65,300            65,300          95,075            95,075
Marketable equity securities                       1,605,368         1,605,368         841,311           841,311
Receivables from related parties                      26,188            26,188          24,535            24,535
Short-term obligations                               151,186           151,186         110,991           110,991
Long-term debt, including current portion            582,302           503,500         308,326           309,916


Based upon the information reasonably available to it, including the information set forth in Note 5, the Company believes that the fair market value of its investments in Teletrac and PCS are in excess of carrying value.

16. Segment Information

The Company has three reportable segments described below:

     Fixed Microwave Communications. The fixed microwave communications segment represents the operations of Teligent and MSI, which provide local, long distance, high-speed data, and Internet communications services primarily to small and medium sized businesses in major cities throughout the United States.

     Mexican Cellular Communications. Grupo and the Company's wholly owned subsidiary which has an interest in Grupo comprise the Mexican cellular communications segment. Grupo provides cellular telephone service in southeastern Mexico.

     Radio Broadcasting. The Company has two AM and three FM radio stations in Ohio which constitute the radio broadcasting segment.

The Company's reportable segments each provide a different product or service and are managed and evaluated separately. Because of the start-up nature of much of its operations, the Company's evaluation of performance and its resource allocation decisions are based on many factors outside of historical operating results. However operating income or loss, excluding corporate expense allocations, presented consistently with the consolidated financial statements which excludes non-operating gains and losses, corporate expense allocations, interest, and income taxes is the primary information used in evaluating the past performance of its operating segments. Segment information reported is consistent with generally accepted accounting principles. There are no material transactions between segments.

Segment information, is as follows:

                                                                             Year ended December 31
                                                                     1998              1997             1996
                                                               ----------------------------------------------------
Revenues:
  Mexican cellular communications                                  $27,863           $20,398           $15,175
  Fixed microwave communications                                       960             1,052               764
  Radio broadcasting                                                 3,373             3,087             2,688
  All other                                                            605             1,298             2,237
                                                               ----------------------------------------------------
Total revenues                                                     $32,801           $25,835           $20,864
                                                               ====================================================

Revenue from segments below the quantitative thresholds are attributable to a microwave communications business in Los Angeles which was merged with Teligent in February 1998, and an art gallery in New York City.

                                                                             Year ended December 31
                                                                     1998              1997             1996
                                                               ----------------------------------------------------
Operating profit (loss):
  Mexican cellular communications                                    $     882      $     318          $ (2,519)
  Fixed microwave communications                                      (248,697)      (136,060)          (14,857)
  Radio broadcasting                                                      (561)          (857)             (649)
  All other                                                            (28,884)       (17,303)          (14,647)
                                                               ----------------------------------------------------
Total operating loss                                                 $(277,260)     $(153,902)         $(32,672)
                                                               ====================================================

The operating loss for fixed microwave communications includes noncash stock-based compensation expense of $27,006, $84,042, and $2,778 in 1998, 1997, and 1996 respectively.

                                                                                   December 31
                                                                     1998              1997             1996
                                                               ----------------------------------------------------
Segment assets:
  Mexican cellular communications                                   $   38,260       $   41,582         $ 51,151
  Fixed microwave communications                                       761,200          602,152           23,079
  Radio broadcasting                                                     3,217            3,411            3,738
  All other                                                          1,628,675          855,977          440,966
                                                               ----------------------------------------------------
                                                                    $2,431,352       $1,503,122         $518,934
                                                               ====================================================

Assets other than those of reportable segments includes assets of segments below the quantitative thresholds, intercompany eliminations, and corporate assets, primarily marketable equity securities of $1,605,368, $841,311, and $425,895 in 1998, 1997, and 1996 respectively.

                                                                            Year ended December 31
                                                                 1998                1997                1996
                                                          ---------------------------------------------------------
  Depreciation and amortization:
    Mexican cellular communications                            $  4,254            $ 4,218             $ 3,731
    Fixed microwave communications                               13,893              6,429                 164
    Radio broadcasting                                              536                489                 330
    All other                                                       651                590                 831
                                                          ---------------------------------------------------------
                                                               $ 19,334            $11,726             $ 5,056
                                                          =========================================================

  Capital expenditures:
    Mexican cellular communications                            $  2,343            $   586             $   211
    Fixed microwave communications                              183,099             10,355               3,709
    Radio broadcasting                                               94                347                 179
    All other                                                     2,922              5,218                 353
                                                          ---------------------------------------------------------
                                                               $188,458            $16,506             $ 4,452
                                                          =========================================================

Geographic segment information

All businesses other than the Mexican cellular communications segment operate and provide their products and services in the United States. The net book value of capital assets located in Mexico was $16,695 and $18,064 as of December 31, 1998 and 1997, respectively. Approximately 77% and 80% of the Company's accounts receivable at December 31, 1998 and 1997, respectively, are for Mexican cellular customers. As part of its business of rendering cellular telephone services in the southeastern region of Mexico, Grupo grants unsecured credit to customers, the majority of which are residents of that area. Grupo estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently, any adverse change in those factors could affect the Company's estimates for bad debts.

17. Related Party Transactions

The Company has transactions with related parties for operating equipment purchases, and technical and administrative services. In 1997, Teligent entered into a five-year technical service agreement (the "TSA") with a subsidiary of one of its stockholders (the "Provider"). Under the terms of the TSA, the Provider will provide certain technical services to Teligent relating to network design and implementation. During the first two years of the TSA, Teligent is required to pay the Provider a fee in the amount of $4 million per year. Payments during the remaining three years shall be negotiated annually based on the scope of technical services to be provided.

Total expenses for services provided by related parties was approximately $1,874 and $257 on a net equity basis in 1998 and 1997, respectively. Accounts payable at December 31, 1998 and 1997 includes approximately $704 and $333, respectively, for balances due to related parties.

Receivable from related parties at December 31, 1998 and 1997 includes amounts due from related parties for technical and administrative services provided by the Company, as well as loans granted to certain executives.

18. Quarterly Data (Unaudited)

                                                                                     Quarter
                                                      ----------------------------------------------------------------------
                                                           First             Second           Third            Fourth
                                                      ----------------------------------------------------------------------
1998
Revenues                                                  $  7,380         $  7,947         $  8,037        $  9,437
Operating loss                                             (40,757)         (59,634)         (78,171)        (98,698)
Net loss                                                   (20,184)         (29,829)         (40,565)        (48,531)

Net loss per common share                                 $   (.53)        $   (.78)        $  (1.06)       $  (1.29)

                                                                                   Quarter
                                                      ----------------------------------------------------------------------
                                                           First            Second           Third           Fourth
                                                      ----------------------------------------------------------------------
1997
Revenues                                                  $  5,642         $  6,259         $  6,233        $  7,701
Operating loss                                             (11,269)         (48,425)         (31,836)        (62,372)
Net income (loss)                                           (9,106)         (39,018)         (18,628)         15,087

Net income (loss) per common share                        $  (.24)         $  (1.04)        $   (.50)       $    .40

The Associated Group, Inc. and Subsidiaries

Schedule II--Valuation and Qualifying Accounts


                Column A                     Column B               Column C               Column D       Column E
-----------------------------------------------------------------------------------------------------------------------
                                                                   Additions
                                                          -----------------------------
                                            Balance at     Charged to     Charged to                     Balance at
                                            Beginning       Costs and        Other                         End of
              Description                   of Period       Expenses       Accounts       Deductions       Period
----------------------------------------------------------------------------------------------------------------------
                                                                        (In Thousands)
Year ended December 31, 1998:
  Deducted from assets:
  Allowance for doubtful accounts
     (deducted from accounts receivable)     $ 2,495        $  1,243          $   -         $1,595 (A)    $  2,143
                                          ============================================================================
  Inventory market valuation reserve
     (deducted from inventory)               $ 1,570        $      -          $   -         $    -        $  1,570
                                          ============================================================================
   Deferred tax asset valuation
     allowance (deducted from deferred
     taxes)                                  $29,304        $106,440          $   -         $1,240 (B)    $134,504
                                          ============================================================================

Year ended December 31, 1997:
  Deducted from assets:
  Allowance for doubtful accounts
     (deducted from accounts receivable)     $ 2,355        $  1,058          $    -        $  918 (A)    $  2,495
                                          ============================================================================
  Inventory market valuation reserve
     (deducted from inventory)               $ 1,570        $      -          $    -        $    -        $  1,570
                                          ============================================================================
   Deferred tax asset valuation
     allowance (deducted from deferred
     taxes)                                  $ 6,512        $ 22,975          $   -         $  183 (B)    $ 29,304
                                          ============================================================================

Year ended December 31, 1996:
  Deducted from assets:
  Allowance for doubtful accounts
     (deducted from accounts receivable)
                                             $   183        $  1,275          $2,730 (C)    $1,833 (A)    $  2,355
                                          ============================================================================
  Inventory market valuation reserve
     (deducted from inventory)               $ 1,582        $      -          $    -        $   12 (D)    $  1,570
                                          ============================================================================
   Deferred tax asset valuation
     allowance (deducted from deferred
     taxes)                                  $     -        $    187          $6,325 (C)    $    -        $  6,512
                                          ============================================================================

(A)--Accounts written off, net of recoveries.
(B)--Foreign currency translation gain.
(C)--Consolidation of Grupo Portatel, S.A. de C.V.
(D)--Inventory written off or sold below cost.