Form 10-Q
period 1999-03-31
ASSOCIATED GROUP INC
filed 1999-05-17
CIK 931183

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                             ----------------------

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from               to

                        Commission File Number 0-24924

                             ----------------------

                          THE ASSOCIATED GROUP, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                   51-0260858
   (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
   Incorporation or Organization)

   200 Gateway Towers, Pittsburgh, Pennsylvania           15222
     (Address of principal executive offices)          (Zip Code)

                                 412-281-1907
                       (Registrant's telephone number)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X      No
                                                   ---        ---

         The number of shares outstanding of each of the issuer's classes of common stock, as of May 11, 1999:

                  Common Stock, Class A                 18,765,924
                  Common Stock, Class B                 19,411,620

PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

                 THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                               March 31,             December 31,
                                                                                 1999                    1998
                                                                        --------------------------------------------
                                                                                    (dollars in thousands)
ASSETS
Current assets:
   Cash and cash equivalents                                            $         296,051      $          418,246
   Accounts receivable, less allowance for doubtful accounts
     (March 31, 1999--$2,534; December 31, 1998--$2,143)                            7,562                   5,526
   Receivable from related parties                                                  2,470                   2,368
   Restricted cash and investments                                                 38,155                  32,183
   Deferred income taxes                                                            1,136                   1,136
   Other current assets                                                            15,166                   6,124
                                                                        --------------------   ---------------------
                 Total current assets                                             360,540                 465,583

Property and equipment, net of accumulated depreciation and
   amortization (March 31, 1999--$51,269; December 31,
   1998--$49,720)                                                                 257,255                 207,075

Marketable equity securities, at fair value
   (cost of $6,958 at March 31, 1999 and December 31, 1998)                     1,810,389               1,605,368
Notes receivable from related parties                                              23,258                  23,820
Restricted investments                                                             33,103                  33,117
Other noncurrent assets                                                            94,285                  96,389
                                                                        --------------------   ---------------------

Total assets                                                            $       2,578,830      $        2,431,352
                                                                        ====================   =====================

See notes to consolidated financial statements

                 THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS (UNAUDITED) - Continued

                                                                           March 31,            December 31,
                                                                             1999                   1998
                                                                    -------------------------------------------
                                                                                (dollars in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 $         158,611      $          138,015
   Employee compensation                                                       11,651                  14,837
   Interest payable                                                            11,635                   2,930
   Short-term obligations                                                     162,892                 151,186
   Current portion of long-term debt                                            2,082                   2,082
   Other current liabilities                                                    7,950                   6,046
                                                                    --------------------       ----------------
                 Total current liabilities                                    354,821                 315,096

Deferred compensation                                                           3,760                   3,484
Long-term debt, excluding current portion                                     587,949                 580,220
Deferred income taxes                                                         577,228                 508,227
Minority interests                                                             11,407                  29,957

Commitments and contingencies                                                      -                       -

Stockholders' equity:
   Preferred stock, par value $.01 per share;
     authorized 5,000,000 shares; none issued                                      -                       -
   Class A Common Stock, par value $.10 per share;
     authorized 100,000,000 shares; 18,765,924 issued
     and outstanding in 1999 and 1998                                           1,876                   1,876
   Class B Common Stock, par value $.10 per share;
     authorized 50,000,000 shares; 19,410,120 and 19,387,564
     issued and outstanding in 1999 and 1998                                    1,941                   1,939
   Additional paid-in capital                                                 155,875                 152,482
   Accumulated deficit                                                       (288,258)               (200,896)
   Accumulated other comprehensive income                                   1,172,231               1,038,967
                                                                    --------------------   --------------------
                 Total stockholders' equity                                 1,043,665                 994,368
                                                                    --------------------   --------------------

Total liabilities and stockholders' equity                          $       2,578,830      $        2,431,352
                                                                    ====================   ====================

See notes to consolidated financial statements

                 THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                            Three Months Ended March 31,
                                                                              1999                   1998
                                                                      -----------------------------------------
                                                                      (in thousands, except per share amounts)
Revenues                                                               $        10,911        $         7,380

Costs and expenses:
   Cost of sales and services                                                   39,008                 10,981
   Direct research and development expenses                                      1,855                  1,856
   Sales, general and administrative expenses                                   54,669                 25,897
   Stock-based compensation expense                                              6,559                  6,630
   Depreciation and amortization expense                                         9,251                  2,881
                                                                      ------------------     ------------------
                                                                               111,342                 48,245
                                                                      ------------------     ------------------
Operating loss                                                                (100,431)               (40,865)

Other income (expense):
   Gain on sale of marketable equity securities                                      -                  1,162
   Interest and dividend income                                                  9,888                  8,556
   Interest expense                                                            (22,070)               (13,953)
   Minority interests                                                           22,911                 22,635
                                                                      ------------------     ------------------
                                                                                10,729                 18,400
                                                                      ------------------     ------------------
Loss before income taxes                                                       (89,702)               (22,465)

Income tax benefit                                                               2,340                  2,281
                                                                      ------------------     ------------------

Net loss                                                               $       (87,362)       $       (20,184)
                                                                      ==================     ==================

Net loss per common share                                              $         (2.29)       $          (.53)
                                                                      ==================     ==================

Weighted average common shares outstanding                                      38,168                 37,828


See notes to consolidated financial statements

                 THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               Three Months Ended March 31,
                                                                            1999                         1998
                                                                    -----------------------------------------------
                                                                                  (dollars in thousands)
Cash Flows From Operating Activities
   Net loss                                                           $      (87,362)              $      (20,184)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                                             9,251                        2,881
     Amortization of debt discount and issue costs                             8,883                        3,208
     Provision for losses on accounts receivable                                 331                          116
     Gain on sale of investments                                                   -                       (1,162)
     Stock-based compensation                                                  6,559                        6,630
     Minority interests                                                      (22,911)                     (22,635)
     Provision for deferred income taxes                                      (2,441)                      (2,396)
     Other                                                                     1,070                        1,018
     Change in assets and liabilities:
       Accounts receivable                                                    (2,367)                        (473)
       Other current assets                                                   (9,042)                      (2,156)
       Accounts payable (excluding capital assets)                            (4,518)                      (5,340)
       Employee compensation                                                  (3,186)                         752
       Interest payable                                                        8,705                        8,774
       Other current liabilities                                               1,904                        1,041
       Deferred compensation                                                     276                          234
                                                                    ------------------            -----------------
Net Cash Used In Operating Activities                                        (94,848)                     (29,692)

Cash Flows From Investing Activities
   Purchases of property and equipment                                       (32,689)                     (10,928)
   Proceeds from sale of investments                                               -                        1,930
   Restricted cash and investments                                            (5,958)                      (1,320)
   Increase in receivable from related parties                                  (692)                        (610)
   Other investing activities, net                                              (398)                        (255)
                                                                    ------------------            -----------------
Net Cash Used In Investing Activities                                        (39,737)                     (11,183)

Cash Flows From Financing Activities
   Proceeds from short-term obligations, net                                  11,706                        9,712
   Proceeds from long-term debt                                                    -                      250,703
   Repayment of long-term debt                                                  (169)                        (168)
   Payment of debt issue costs                                                   (31)                      (7,558)
   Other financing activities, net                                               884                          790
                                                                    ------------------            -----------------
Net Cash Provided By Financing Activities                                     12,390                      253,479
                                                                    ------------------            -----------------

Net (Decrease) Increase In Cash And Cash Equivalents                        (122,195)                     212,604
Cash And Cash Equivalents At Beginning Of Period                             418,246                      426,596
                                                                    ------------------            -----------------
Cash And Cash Equivalents At End Of Period                            $      296,051               $      639,200
                                                                    ==================            =================


See notes to consolidated financial statements

THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in Thousands)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of The Associated Group, Inc. ("Associated") and Subsidiaries (the "Company," as used herein, includes all consolidated subsidiaries, unless the context otherwise indicates) have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Certain amounts in the financial statements for the 1998 periods have been reclassified to conform to the financial statement presentation for the current period. These reclassifications have no effect on the net losses.

Consolidated subsidiaries include Teligent, Inc. ("Teligent"), a company founded in 1996, which offers full service, facilities-based local and long distance telecommunications, high-speed data and dedicated Internet services to small and medium-sized businesses over its Smartwave(TM) local networks, and Grupo Portatel, S.A. de C.V. and subsidiaries ("Grupo"), a cellular telephone service provider in southeastern Mexico.

2.   NEW ACCOUNTING PRONOUNCEMENTS

As of January 1, 1999, the Company has adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") and Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-1 requires certain internal and external costs incurred to develop internal-use computer software during the application development stage, as well as costs to develop or obtain software that allows for access or conversion of old data by new systems, to be capitalized. SOP 98-5 requires that the costs of start-up activities be expensed as incurred, including presenting the cumulative effect of a change in accounting principle. The effect of the adoption of these new accounting pronouncements was not material to the Company's financial condition or results of operations.

3.   MARKETABLE EQUITY SECURITIES

The cost and market value of marketable equity securities classified as available for sale at March 31, 1999, are as follows:


       Name of Issuer and                                   Number of
       Title of Each Issue                                    Shares              Cost             Market Value

-------------------------------------------------------- ----------------- -------------------- --------------------
AT&T Corp.:
     AT&T Common Stock                                       19,719,274            $3,748            $1,049,230
     Liberty Media Group Class A Common Stock                11,684,477             2,285               614,485
     Liberty Media Group Class B Common Stock                 2,651,944               273               142,542

Others                                                          Various               652                 4,132
                                                                           -------------------- --------------------
                                                                                   $6,958            $1,810,389
                                                                           ==================== ====================

On March 9, 1999, AT&T Corp. merged with Tele-Communications, Inc. ("TCI"), resulting in the conversion of the Company's shares of Tele-Communications, Inc. Series A TCI Group Common Stock and Tele-Communications, Inc. Series B TCI Group Common Stock into shares of AT&T common stock. The number of shares of AT&T common stock above have been adjusted to reflect a three-for-two stock split declared by AT&T, payable on April 15, 1999 to stockholders of record on March 31, 1999.

Concurrent with the AT&T merger, TCI's Liberty Media Group and TCI Ventures Group were combined to form a new Liberty Media Group, and the Company's holdings in Liberty Media Group and TCI Ventures Group were converted into Liberty Media Group Class A and Class B Common Stock, which are separate tracking stocks representing a financial interest in Liberty Media Group, a wholly owned subsidiary of AT&T.

4.   SHORT-TERM OBLIGATIONS

The Company's outstanding short-term obligations were as follows:

                                             March 31,       December 31,
                                               1999              1998
                                        -----------------  -----------------
      Bank borrowing                        $  34,000          $  30,000
      Brokerage margin loan facilities        128,892            121,186
                                        -----------------  -----------------
                                            $ 162,892          $ 151,186
                                        =================  =================

Currently, an aggregate of 8,739,639 shares of AT&T common stock (effected for the three-for-two stock split - See Note 3) and 3,447,852 shares of Liberty Media Group Class A Common Stock are pledged as collateral under the Company's short-term credit facilities.

5.   MINORITY INTEREST

The minority interest liability and related income reflect the outside ownership of consolidated subsidiaries, including Teligent. However, because Teligent's stockholders' equity became a deficit during the three months ended March 31, 1999, the Company did not record $41,364 of minority interest income that would have otherwise been recorded if Teligent's stockholders' equity was not a deficit. If such minority interests had been recognized, the Company's losses would have been $45,998, or $1.21 per share, for the three months ended March 31, 1999.

6.   CAPITAL STOCK AND PER SHARE DATA

During the three months ended March 31, 1999, shares outstanding of the Company's Class B Common Stock increased by 22,556 shares as a result of stock option exercises.

Loss per common share data is presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, and is calculated using the weighted average number of common shares outstanding. Fully diluted net loss per share including stock options is not presented since the effect of including the stock options would be antidilutive.

7.   COMPREHENSIVE INCOME

During the three months ended March 31, 1999 and 1998, total comprehensive income amounted to $45,902 and $100,286, respectively, including other comprehensive income for the unrealized gains on the Company's marketable equity securities. Accumulated other comprehensive income represents unrealized gains on marketable equity securities, net of deferred taxes of $631,200 and $559,443 as of March 31, 1999 and December 31, 1998, respectively.

8.   INCOME TAXES

The Company's financial statements reflect the income tax effects of the consolidated income tax return of Associated as well as the separate income tax returns of Grupo and Teligent. Teligent has recorded a valuation allowance to offset the income tax benefit generated in the respective three month periods ended March 31, 1999 and 1998, resulting in a reduction in the Company's consolidated effective tax rate as compared to the statutory rate.

9.   FOREIGN CURRENCY TRANSLATION

The financial statements of Grupo are translated from Mexican pesos to U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." Since its inception in 1990, Grupo has used the U.S. dollar as its functional currency, based upon its economic dependence on its U.S. shareholders, U.S. dollar denominated debt obligations, the level of U.S. suppliers, as well as the inflationary environment in Mexico. As of January 1, 1999, Mexico is no longer considered to be a "hyper-inflationary" economy under SFAS No. 52, however, Grupo will continue to use the U.S. dollar as its functional currency due to the significance of the other factors discussed previously.

10.  OPERATING SEGMENT INFORMATION

                                                  Three months ended March 31,
                                                      1999          1998
                                                  ------------- --------------
Revenues:
  Mexican cellular communications                   $   7,892      $ 6,511
  Fixed microwave communications                        1,523           98
  Radio broadcasting                                      841          552
  All other                                               655          219
                                                  ------------ ---------------
                                                    $  10,911      $ 7,380
                                                  ============ ===============

Operating profit (loss):
  Mexican cellular communications                   $      71   $      (46)
  Fixed microwave communications                      (93,457)     (33,975)
  Radio broadcasting                                     (248)        (373)
  All other                                            (6,797)      (6,471)
                                                   ------------ --------------
                                                    $(100,431)  $  (40,865)
                                                   ============ ==============

The operating loss for fixed microwave communications includes noncash stock-based compensation expense of $6,559 and $6,630 in 1999 and 1998, respectively.

                                                     March 31,  December 31,
                                                       1999        1998
                                                   ------------ --------------
Segment assets:
  Mexican cellular communications                  $   37,532   $   38,260
  Fixed microwave communications                      694,448      761,200
  Radio broadcasting                                    3,110        3,217
  All other                                         1,843,740    1,628,675
                                                   ------------ --------------
                                                   $2,578,830   $2,431,352
                                                   ============ ==============

Assets other than those of reportable segments includes assets of segments below the quantitative thresholds, intercompany eliminations, and corporate assets, primarily marketable equity securities of $1,810,389 and $1,605,368 in 1999 and 1998, respectively.

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

Financial Condition

         The Company has funded significant start-up operating and capital costs for its wireless communications related businesses and interests, primarily Teligent and its wireless location business TruePosition, Inc. ("TruePosition"), during 1999 and 1998. The Company expects to continue to incur substantial costs developing its businesses and technologies.

         Currently, the Company's cash requirements, other than those of Teligent (see below), are principally being met by i) borrowings under two margin loan facilities and a bank demand loan, and ii) proceeds from the sale of investments. The Company's bank demand loan and margin loan facilities are secured by shares of AT&T common stock and AT&T's Liberty Media Group common stock. Borrowings under one margin loan facility are limited to 65% of the market value of the pledged stock, up to a maximum borrowing capacity of $200 million. Borrowings under the other brokerage margin loan facility are limited to 50% of the market value of the pledged stock. Borrowings under the bank demand loan and margin loan facilities bear interest at variable rates based upon the Fed Funds rate plus an applicable margin.

         As of May 11, 1999, based on (a) the market value of the AT&T common stock and Liberty Media Group common stock pledged in the aggregate and (b) aggregate outstanding short-term obligations under the credit facilities described above of approximately $165 million, the Company's unused borrowing capacity was approximately $272 million. A significant portion of the Company's assets are liquid, and can be pledged as security for added borrowing capacity. Given the market value on May 11, 1999 of the remaining shares of the Company's marketable equity securities portfolio that can be pledged as additional security, the Company estimates that it could secure approximately $706 million of additional borrowings on similar terms as existing margin facilities. The Company's ability to meet cash needs in the near term for future development depends in large part on the value of the marketable equity securities. The Company periodically evaluates its financial position and alternative financing arrangements.

         In 1998 and 1999, Teligent's cash requirements have been met through its equity and debt offerings which were completed in the second half of 1997 and first quarter of 1998. Teligent launched full commercial service in ten major U.S. markets in October 1998, and has since expanded its service offerings to an additional 16 markets. Teligent's existing cash and investments, together with a presently unused credit facility providing up to $800 million, are expected to be sufficient to carry out Teligent's current business plan through the year 2000.

Historical Cash Flows

         Net cash used in operating activities was $94,848,000 and $29,692,000 for the three months ended March 31, 1999 and 1998, respectively. The Company's operating cash needs increased in the 1999 period primarily for operating expenses of Teligent which launched full commercial service in October 1998 and continues to expand its service offerings to new markets. Net cash used in investing activities was $39,737,000 and $11,183,000 in the three months ended March 31, 1999 and 1998, respectively. The change between periods was primarily due to an additional $21,761,000 used to purchase property and equipment in the 1999 period as compared to the 1998 period, primarily for the build-out of Teligent's network. Net cash provided by financing activities in the 1999 and 1998 periods was $12,390,000 and $253,479,000, respectively. The 1998 period includes $243,145,000 of net proceeds from Teligent's 11.5% Senior Discount Notes issued in February 1998, which is being used to fund the capital requirements of Teligent.

Operating Results for the Three Months Ended March 31, 1999, Compared to the Three Months Ended March 31, 1998

         Revenues increased $3,531,000, or 48% in the 1999 period compared to the 1998 period. The increase is attributable to Teligent, which launched commercial service in October 1998 and has expanded to provide service in 26 major U.S. markets as of March 31, 1999. Growth in Grupo's subscriber base has also led to a 21% increase in revenues in the Company's Mexican cellular communications segment in the 1999 period as compared to the same period of 1998. Cost of sales and services increased $28,027,000, principally due to higher operating costs incurred by Teligent in connection with the launch and growth of its service offerings.

         Sales, general and administrative expenses were $54,669,000 and $25,897,000 in the 1999 and 1998 periods, respectively. The increase of $28,772,000 was principally the result of expenditures relating to the growth of Teligent's operations. Depreciation and amortization expense increased from $2,881,000 in the three months ended March 31, 1998, to $9,251,000 in the same period of 1999, principally due to the increase in Teligent's property and equipment.

         Interest and dividend income was $9,888,000 and $8,556,000 in the 1999 and 1998 periods, respectively. The change between periods is principally the result of a $4,338,000 dividend from AT&T recorded in March 1999, offset by a decrease in Teligent's investment earnings in the 1999 period as compared to 1998, reflecting the utilization of funds for operations and debt service. Interest expense was $22,070,000 and $13,953,000 in the 1999 and 1998 periods, respectively, reflecting an increase due to the issuance of Teligent's 11.5% Senior Discount Notes on February 20, 1998.

         Minority interests were $22,911,000 and $22,635,000 in the 1999 and 1998 periods, respectively. Since Teligent's accumulated losses through the end of the first quarter of 1999 have exceeded its capital, minority interests for the three months ended March 31, 1999 do not include an additional $41,364,000 of the Teligent loss for the period attributable to Teligent's outside ownership interests. As a result, the Company must recognize 100% of any additional losses incurred in excess of Teligent's capital.

         The Company recognized an income tax benefit (net of foreign tax expense of Grupo) at an effective rate of approximately 3% and 10% in the 1999 and 1998 periods, respectively. The principal differences between the effective tax rate and the statutory rate in 1999 are the accounting for minority interests and valuation allowances recorded by Teligent which files separate tax returns. For 1998, the principal difference was the valuation allowances recorded by Teligent.

         The Company's net loss was $87,362,000 for the three months ended March 31, 1999, compared to a net loss of $20,184,000 for the three months ended March 31, 1998. The higher loss in the 1999 period resulted primarily from increased operating and administrative costs from the growth of Teligent, and an increase in the portion of Teligent's loss recognized by the Company as a result of Teligent's negative equity position.

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

Teligent

         Teligent has appointed a Year 2000 committee to lead its efforts to assess the risks and ensure its computer applications will function properly.

         Teligent has made substantial progress identifying potential problem areas within its products and services, suppliers, and facilities and equipment, and they are assessing and addressing these problem areas, including the development of contingency plans. Although actual costs have not yet been determined, Teligent believes that the cost to bring its systems into compliance with the Year 2000 will be less than $5 million.

         Further information on Teligent's Year 2000 readiness can be found in Teligent's current periodic filings with the SEC.

TruePosition

         TruePosition has completed its assessment of the Year 2000 issue and believes that its wireless location system will be Year 2000 compliant with the purchase of certain software upgrades which are currently available without significant cost. Full compliance is expected to be achieved in mid 1999. Certain components of the system are manufactured by third parties and Year 2000 compliance is currently dependent on the representations made by and performance of those third parties. Testing to measure compliance with the Year 2000 is expected to be completed in 1999.

Grupo

         Grupo has assessed the risks associated with the Year 2000 issue on its operating and financial accounting systems, its fixed assets, its inventories, and its customer and supplier relationships. Grupo is currently negotiating with its primary equipment vendor to replace certain of the analog switching equipment with new digital switching equipment which is needed for additional capacity. The primary equipment vendor has represented that the new equipment will be year 2000 compliant. Additionally, Grupo is negotiating with the primary equipment vendor to perform necessary modifications to the remaining analog equipment. Although the vendor has indicated it will no longer support such equipment, it has committed to developing a plan of action to ensure that, when completed, such action will bring the analog equipment into compliance with the Year 2000 issue. The cost of modifications to the analog equipment, and other business systems of Grupo is not expected to be material to the Company's financial position. In the event that Grupo's efforts to be Year 2000 complaint are not successful, the operations of Grupo would be significantly affected.

AT&T

         The Company's investment in AT&T (including Liberty Media Group) accounts for a significant portion of its assets. A significant decline in the value of the AT&T investment resulting from any adverse effects of the Year 2000 problem could have a significant impact on the Company's financial condition. AT&T has indicated that it is assessing and working to remedy all Year 2000 problems within its computer systems and operations by June 30, 1999. However the Year 2000 status of the systems recently acquired by AT&T are still being assessed. More information on the Year 2000 efforts of AT&T can be found in its recent periodic filings made with the SEC.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

         The Company is exposed to market risk, the risk of changes in the values of its assets and liabilities which are impacted by fluctuations in interest rates, foreign exchange rates, and equity prices. The Company's marketable equity securities, described in Note 3 to the financial statements included elsewhere herein, are carried at fair value of

$1,810,389,000 as March 31, 1999 and are subject to fluctuations in the market prices of the securities held. The estimated potential loss in the fair value resulting from a hypothetical 10% decline in equity prices is approximately $181,039,000. The Company's market risk as of March 31, 1999 associated with its exposures to the Mexican peso foreign exchange rate and interest rates applicable to its borrowings have not changed significantly from those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

                    27 Article 5 Financial Data Schedule for Quarterly Report on Form 10-Q for the three months ended March 31, 1999 (filed only electronically with the Securities and Exchange Commission).

         (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THE ASSOCIATED GROUP, INC.
                                           (Registrant)

Date:  May 11, 1999                 By:  /s/ Myles P. Berkman
                                         --------------------
                                         Myles P. Berkman
                                         Chairman, President, Chief Executive
                                                 Officer and Treasurer
                                         (Principal Financial and Accounting
                                                    Officer)

                                EXHIBIT INDEX

                                                                                              Page Where
                                                                                               Found or
   Exhibit                                                                                   Incorporated
   Number                                                                                    by Reference
   ---------                                                                               -----------------
     3.1      Restated Certificate of Incorporation, filed as Exhibit 3.1 to
              Registration Statement on Form 10/A dated November 15, 1994 and                     *
              incorporated herein by reference.

     3.2      Amended and Restated By-Laws, filed as Exhibit 3.2 to Registration                  *
              Statement on Form 10/A dated March 25, 1999 and incorporated herein by reference.

     4.1      Common Stock Certificates, filed as Exhibits 4.2 and 4.3 to Form                    *
              8-K, dated December 22, 1994 and incorporated herein by
              reference.

     4.2      Rights Agreement, dated as of December 14, 1994, by and between                     *
              the Company and Mellon Bank, N.A., filed as Exhibit 4.2 to
              Registration Statement on Form 10/A dated March 25, 1999 and incorporated herein by reference.

       27     Article 5 Financial Data Schedule for Quarterly Report on Form                      **
              10-Q for the three months ended March 31, 1999 (filed only electronically with the Securities and Exchange Commission).

------------------
*  Previously filed and incorporated herein by reference
** Filed only electronically with the Securities and Exchange Commission