Form 10-Q
period 1999-06-30
ASSOCIATED GROUP INC
filed 1999-08-16
CIK 931183

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

                              ------------------


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from               to

                        Commission File Number 0-24924

                              ------------------

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

         The number of shares outstanding of each of the issuer's classes of common stock, as of August 11, 1999:

              Common Stock, Class A                 18,765,924
              Common Stock, Class B                 19,804,459

PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

                 THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                            (Dollars in thousands)


                                                                                June 30,             December 31,
                                                                                  1999                   1998
                                                                         --------------------------------------------
                                                                              (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                             $        387,083       $         418,246
   Accounts receivable, less allowance for doubtful accounts
     (June 30, 1999--$2,883; December 31, 1998--$2,143)                            11,802                   5,526
   Receivable from related parties                                                  2,109                   2,368
   Restricted cash and investments                                                 37,499                  32,183
   Deferred income taxes                                                            1,136                   1,136
   Other current assets                                                            10,684                   6,124
                                                                         --------------------   ---------------------
                 Total current assets                                             450,313                 465,583

Property and equipment, net of accumulated depreciation and
   amortization (June 30, 1999--$67,586; December 31, 1998--$49,720)              281,702                 207,075

Marketable equity securities, at fair value (cost of $6,744
   at June 30, 1999 and $6,958 at December 31, 1998)                            2,165,554               1,605,368
Notes receivable from related parties                                              22,824                  23,820
Restricted investments                                                             16,749                  33,117
Other noncurrent assets                                                            93,138                  96,389
                                                                         --------------------   ---------------------
Total assets                                                             $      3,030,280       $       2,431,352
                                                                         ====================   =====================


See notes to consolidated financial statements

                 THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS - Continued

                            (Dollars in thousands)

                                                                            June 30,             December 31,
                                                                              1999                   1998
                                                                     -------------------------------------------
                                                                          (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                  $        165,243       $         138,015
   Employee compensation                                                       16,005                  14,837
   Short-term obligations                                                     168,703                 151,186
   Current portion of long-term debt                                            2,082                   2,082
   Other current liabilities                                                   13,057                   8,976
                                                                     --------------------      -----------------
                 Total current liabilities                                    365,090                 315,096

Deferred compensation                                                           4,036                   3,484
Long-term debt, excluding current portion                                     795,128                 580,220
Deferred income taxes                                                         691,988                 508,227
Minority interests                                                             11,787                  29,957

Commitments and contingencies                                                      -                       -

   Preferred stock, par value $.01 per share;
     authorized 5,000,000 shares; none issued                                      -                       -
   Class A Common Stock, par value $.10 per share;
     authorized 100,000,000 shares; 18,765,924 issued
     and outstanding in 1999 and 1998                                           1,876                   1,876
   Class B Common Stock, par value $.10 per share;
     authorized 50,000,000 shares; 19,678,059 and 19,387,564
     issued and outstanding in 1999 and 1998                                    1,968                   1,939
   Additional paid-in capital                                                 171,289                 152,482
   Accumulated deficit                                                       (416,109)               (200,896)
   Accumulated other comprehensive income                                   1,403,227               1,038,967
                                                                     --------------------   --------------------
                 Total stockholders' equity                                 1,162,251                 994,368
                                                                     --------------------    --------------------

Total liabilities and stockholders' equity                           $      3,030,280       $       2,431,352
                                                                     ====================   ====================


See notes to consolidated financial statements

                 THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

          (Amounts in thousands, except share and per share amounts)

                                                          Three Months Ended June 30,            Six Months Ended June 30,
                                                              1999              1998                1999              1998
                                                      ------------------------------------   -----------------------------------
Revenues                                                $      14,930     $       7,947      $       25,841    $      15,327

Costs and expenses:
   Cost of sales and services                                  49,052            21,462              88,060           32,443
   Direct research and development expenses                     2,072             1,721               3,927            3,577
   Sales, general and administrative expenses                  64,470            32,880             119,139           58,777
   Stock-based compensation expense                             6,560             8,423              13,119           15,053
   Depreciation and amortization expense                       11,368             3,286              20,619            6,167
                                                      -----------------  -----------------   ----------------  -----------------
                                                              133,522            67,772             244,864          116,017
                                                      -----------------  -----------------   ----------------  -----------------
Operating loss                                               (118,592)          (59,825)           (219,023)        (100,690)

Other income (expense):
   Gain on sale of marketable equity securities                   580                 -                 580            1,162
   Interest and dividend income                                 8,903            10,458              18,791           19,014
   Interest expense                                           (22,361)          (18,210)            (44,431)         (32,163)
   Minority interests                                            (381)           34,669              22,530           57,304
                                                      -----------------  -----------------   ----------------  -----------------
                                                              (13,259)           26,917              (2,530)          45,317
                                                      -----------------  -----------------   ----------------  -----------------
Loss before income taxes                                     (131,851)          (32,908)           (221,553)         (55,373)

Income tax benefit                                              4,000             3,079               6,340            5,360
                                                      -----------------  -----------------   ----------------  -----------------

Net loss                                                $    (127,851)    $     (29,829)      $    (215,213)   $     (50,013)
                                                      =================  =================   ================  =================

Net loss per common share                               $       (3.33)    $        (.78)      $       (5.62)   $       (1.32)
                                                      =================  =================   ================  =================

Weighted average common shares outstanding                 38,443,983        38,065,464          38,318,145       37,930,614


See notes to consolidated financial statements

                 THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                            (Dollars in thousands)


                                                                                 Six Months Ended June 30,
                                                                            1999                          1998
                                                                     -----------------------------------------------
Cash Flows From Operating Activities
   Net loss                                                           $     (215,213)               $      (50,013)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                                            20,619                         6,167
     Amortization of debt discount and issue costs                            17,921                        10,170
     Provision for losses on accounts receivable                               1,328                           564
     Gain on sale of investments                                                (580)                       (1,162)
     Stock-based compensation                                                 13,119                        13,553
     Minority interests                                                      (22,530)                      (57,304)
     Provision for deferred income taxes                                      (6,548)                       (5,587)
     Other                                                                     2,327                         2,527
     Change in assets and liabilities:
       Accounts receivable                                                    (7,604)                       (1,404)
       Other current assets                                                   (4,560)                         (989)
       Accounts payable (excluding capital assets)                            (3,081)                       13,059
       Employee compensation                                                   1,168                         5,442
       Other current liabilities                                               4,081                        (3,435)
       Deferred compensation                                                     552                           510
                                                                     -----------------             -----------------
Net Cash Used In Operating Activities                                       (199,001)                      (67,902)

Cash Flows From Investing Activities
   Purchases of property and equipment                                       (62,502)                      (46,046)
   Proceeds from sale of investments                                             794                         1,930
   Restricted cash and investments                                            11,052                        14,323
   Increase in receivable from related parties                                (1,055)                       (1,309)
   Other investing activities, net                                              (649)                         (390)
                                                                     -----------------             -----------------
Net Cash Used In Investing Activities                                        (52,360)                      (31,492)

Cash Flows From Financing Activities
   Proceeds from short-term obligations, net                                  17,517                        19,225
   Proceeds from long-term debt                                              200,000                       250,703
   Repayment of long-term debt                                                (1,040)                       (1,039)
   Payment of debt issue costs                                                  (529)                       (7,558)
   Other financing activities, net                                             4,250                           837
                                                                     -----------------             -----------------
Net Cash Provided By Financing Activities                                    220,198                       262,168
                                                                     -----------------             -----------------

Net (Decrease) Increase In Cash And Cash Equivalents                         (31,163)                      162,774
Cash And Cash Equivalents At Beginning Of Period                             418,246                       426,596
                                                                     ----------------              ----------------
Cash And Cash Equivalents At End Of Period                            $      387,083                $      589,370
                                                                     =================             =================


See notes to consolidated financial statements

THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of The Associated Group, Inc. ("Associated") and Subsidiaries (the "Company," as used herein, includes all consolidated subsidiaries, unless the context otherwise indicates) have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Certain amounts in the financial statements for the 1998 periods have been reclassified to conform to the financial statement presentation for the current period. These reclassifications have no effect on the net losses.

Consolidated subsidiaries include Teligent, Inc. ("Teligent"), a company founded in 1996, which offers full service, facilities-based local and long distance telecommunications, high-speed data and dedicated Internet services to small- and medium-sized businesses over its Smartwave(TM) local networks, and Grupo Portatel, S.A. de C.V. and subsidiaries ("Grupo"), a cellular telephone service provider in southeastern Mexico.

2.   MERGER AGREEMENT

On June 1, 1999, the Company announced that it had signed a definitive merger agreement with Liberty Media Corporation ("Liberty") and AT&T Corp. pursuant to which Liberty will acquire the business of the Company in an all-stock transaction. The transaction is subject to the approval of the Company's stockholders and various governmental authorities and is expected to be completed in the first quarter of 2000. See Item 6(b), "Reports on Form 8-K".

3.   NEW ACCOUNTING PRONOUNCEMENTS

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

4.   MARKETABLE EQUITY SECURITIES

The cost and market value of marketable equity securities classified as available for sale at June 30, 1999, are as follows:

       Name of Issuer and                                     Number of
       Title of Each Issue                                     Shares              Cost             Market Value
---------------------------------------------------------- ---------------- -------------------- --------------------
AT&T Corp.:
     AT&T Common Stock                                         19,719,274           $3,748            $1,100,582
     Liberty Media Group Class A Common Stock                  23,368,954            2,285               858,809
     Liberty Media Group Class B Common Stock                   5,303,888              273               197,570

Others                                                            Various              438                 8,593
                                                                            -------------------- --------------------
                                                                                    $6,744            $2,165,554
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

Concurrent with the AT&T merger, TCI's Liberty Media Group and TCI Ventures Group were combined to form a new Liberty Media Group, and the Company's holdings in Liberty Media Group and TCI Ventures Group were converted into Liberty Media Group Class A and Class B Common Stock, which are separate tracking stocks of AT&T. Shares owned by the Company as of June 30, 1999 reflect a three-for-two stock split of AT&T common stock paid April 15, 1999, and a two-for-one stock split of the Liberty Media Group Class A and Class B Common Stock paid June 11, 1999, each effected in the form of a stock dividend.

During the first six months of 1999 and 1998, the Company sold certain marketable securities for proceeds of approximately $794 and $1,930, respectively. These sales resulted in pretax gains of $580 and $1,162 in 1999 and 1998, respectively.

As of August 11, 1999, the market value of the Company's marketable equity securities was $1,940,236.

5.   SHORT-TERM OBLIGATIONS

The Company's outstanding short-term obligations were as follows:

                                                 June 30,         December 31,
                                                   1999               1998
                                             -----------------  ---------------
      Bank borrowing                             $  36,000           $  30,000
      Brokerage margin loan facilities             132,703             121,186
                                             -----------------  ---------------
                                                  $168,703            $151,186
                                             =================  ===============


Currently, an aggregate of 8,739,639 shares of AT&T common stock and 6,895,704 shares of Liberty Media Group Class A Common Stock are pledged as collateral under the these credit facilities.

6.   LONG-TERM DEBT

The Company's long-term debt, net of current portion, consists of the following:

                                                    June 30,     December 31,
                                                      1999          1998
                                                   ------------ --------------

   Teligent 11.5% Senior Notes due 2007              $300,000       $300,000
   Teligent 11.5% Senior Discount Notes due 2008      292,006        276,058
   Teligent Credit Facility                           200,000             -
   Grupo loans                                          3,122          4,162
                                                   ------------- ------------
                                                     $795,128       $580,220
                                                   ============= =============


7.   MINORITY INTEREST

The minority interest liability and related income reflect the outside ownership of consolidated subsidiaries, including Teligent. However, because Teligent's stockholders' equity became a deficit during the first quarter of 1999, the Company did not record $113,778 of minority interest income for the six months ended June 30, 1999 that would have otherwise been recorded if Teligent's stockholders' equity was not a deficit. If such minority interests had been recognized, the Company's losses would have been $(55,437), or $(1.44) per share, and $(101,435), or $(2.65) per share for the three and six months ended June 30, 1999, respectively.

8.   CAPITAL STOCK AND PER SHARE DATA

During the six months ended June 30, 1999, shares outstanding of the Company's Class B Common Stock increased by 290,495 shares as a result of stock option exercises.

Loss per common share data is presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, and is calculated using the weighted average number of common shares outstanding. Fully diluted net loss per share including stock options is not presented since the effect of including the stock options would be antidilutive.

9.   COMPREHENSIVE INCOME

During the six months ended June 30, 1999 and 1998, total comprehensive income amounted to $149,047 and $200,459, respectively, including other comprehensive income for the unrealized gains and losses on the Company's marketable equity securities. Accumulated other comprehensive income represents unrealized gains on marketable equity securities, net of deferred taxes of $755,584 and $559,444, as of June 30, 1999 and December 31, 1998, respectively.

10.   INCOME TAXES

The Company's financial statements reflect the income tax effects of the consolidated income tax return of Associated as well as the separate income tax returns of Grupo and Teligent. Teligent has recorded a valuation allowance to offset the income tax benefit generated in the respective six-month periods ended June 30, 1999 and 1998, resulting in a reduction in the Company's consolidated effective tax rate as compared to the statutory rate.

11.  FOREIGN CURRENCY TRANSLATION

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

12.  OPERATING SEGMENT INFORMATION

                                             Three months ended June 30,      Six months ended June 30,
                                                1999             1998           1999            1998
                                           ---------------- --------------- -------------- ----------------
Revenues:
  Mexican cellular communications               $ 9,113           $6,806         $17,005       $13,317
  Fixed microwave communications                  3,961              143           5,484           241
  Radio broadcasting                              1,303              852           2,144         1,404
  All other                                         553              146           1,208           365
                                           ---------------- --------------- -------------- ----------------
                                                $14,930           $7,947         $25,841       $15,327
                                           ================ =============== ============== ================

Operating profit (loss):
  Mexican cellular communications             $     746         $    123       $     817     $      77
  Fixed microwave communications               (107,675)         (52,130)       (201,132)      (86,105)
  Radio broadcasting                                 39             (192)           (209)         (565)
  All other                                     (11,702)          (7,626)        (18,499)      (14,097)
                                           ---------------- --------------- -------------- ----------------
                                              $(118,592)        $(59,825)      $(219,023)    $(100,690)
                                           ================ =============== ============== ================

The operating loss for fixed microwave communications includes noncash stock-based compensation expense of $6,560 and $6,923 for the three months ended June 30, 1999 and 1998, respectively, and $13,119 and $13,553 for the six months ended June 30, 1999 and 1998, respectively.

                                                                  June 30,        December 31,
                                                                     1999              1998
                                                               ----------------- -----------------
Segment assets:
  Mexican cellular communications                                  $   38,325        $   38,260
  Fixed microwave communications                                      789,721           761,200
  Radio broadcasting                                                    3,334             3,217
  All other                                                         2,198,900         1,628,675
                                                               ----------------- -----------------
                                                                   $3,030,280        $2,431,352
                                                               ================= =================

Assets other than those of reportable segments includes assets of segments below the quantitative thresholds, intercompany eliminations, and corporate assets, primarily marketable equity securities of $2,165,554 and $1,605,368 in 1999 and 1998, respectively.

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

         As of August 11, 1999, based on (a) the market value of the AT&T common stock and Liberty Media Group common stock pledged in the aggregate and (b) aggregate outstanding short-term obligations under the credit facilities described above of approximately $170 million the Company's unused borrowing capacity was approximately $220 million. A significant portion of the Company's assets are liquid, and can be pledged as security for added borrowing capacity. Given the market value on August 11, 1999 of the remaining shares of the Company's marketable equity securities portfolio that can be pledged as additional security, the Company estimates that it could secure approximately $649 million of additional borrowings on similar terms as existing margin facilities. The Company's ability to meet cash needs in the near term for future development depends in large part on the value of the marketable equity securities. The Company periodically evaluates its financial position and alternative financing arrangements.

         In 1999 and 1998, Teligent's cash requirements have been met through its equity and debt offerings which were completed in the second half of 1997 and first quarter of 1998, and a credit facility providing up to $800 million, of which $200 million has been borrowed as of June 30, 1999. Teligent launched full commercial service in the fourth quarter of 1998, and currently provides service in 29 of the nation's largest markets. Teligent's existing cash and investments, together with the remaining unused credit facility, are expected to be sufficient to carry out Teligent's current business plan through the year 2000. In order to provide for future cash needs, Teligent filed a Universal Shelf Registration Statement ("Registration Statement"), with the SEC to raise up to $1 billion by offering securities that may be comprised of any combination of common stock, preferred stock, debt securities or depositary shares. The Registration Statement, which was declared effective on July 22, 1999, permits Teligent to periodically offer such securities in amounts , prices, and terms to be determined when the securities are issued.

Historical Cash Flows

         Net cash used in operating activities was $199,001,000 and $67,902,000 for the six months ended June 30, 1999 and 1998, respectively. The Company's operating cash needs increased in the 1999 period primarily for operating expenses of Teligent which launched full commercial service in October 1998 and continues to expand its service offerings to new markets. Net cash used in investing activities was $52,360,000 and $31,492,000 in the six months ended June 30, 1999 and 1998, respectively. The change between periods was primarily due to approximately $16.5 million of additional property and equipment purchases in the 1999 period as compared to the 1998 period, primarily for the build-out of Teligent's network. Net cash provided by financing activities in the 1999 and 1998 periods was $220,198,000 and $262,168,000, respectively. The 1999 period includes $200,000,000 borrowed by Teligent under a credit facility, and the 1998 period includes $243,145,000 of net proceeds from Teligent's 11.5% Senior Discount Notes issued in February 1998. Proceeds from these borrowings are being used to fund the capital requirements of Teligent.

Operating Results for the Three Months Ended June 30, 1999, Compared to the
  Three Months Ended June 30, 1998

         Revenues increased $6,983,000, or 88% in the 1999 period compared to the 1998 period. The increase is primarily attributable to Teligent, which launched commercial service in October 1998 and has expanded to provide service in 29 of the largest U.S. markets currently. Growth in Grupo's subscriber base has also led to a 34% increase in revenues in the Company's Mexican cellular communications segment in the 1999 period as compared to the same period of 1998. Radio broadcasting revenues also increase by 53% in 1999 as compared to 1998 as a result of format changes which have enhanced performance. Cost of sales and services increased $27,590,000, principally due to higher operating costs incurred by Teligent in connection with the expansion of its service offerings.

         Direct research and development expenses increased by $351,000 in the 1999 period as compared to the same period of 1998 due to further development of the TruePosition wireless location technology. Sales, general and administrative expenses were $64,470,000 and $32,880,000 in the 1999 and 1998 periods, respectively. The increase of $31,590,000 was principally the result of expenditures relating to the growth of Teligent's operations. Stock-based compensation expense decreased from $8,423,000 in the 1998 period to $6,560,000 in the 1999 period, primarily due to a one-time charge of $1,500,000 in the 1998 period. Depreciation and amortization expense increased from $3,286,000 in the three months ended June 30, 1998, to $11,368,000 in the same period of 1999, principally due to the increase in Teligent's property and equipment.

         A pretax gain of $580,000 was recognized from the sale of certain marketable securities in the second quarter of 1999. Interest and dividend income was $8,903,000 and $10,458,000 in the 1999 and 1998 periods, respectively. The change between periods is principally the result of a $4,338,000 dividend from AT&T recorded in June 1999, offset by a decrease in Teligent's investment earnings in the 1999 period as compared to 1998, reflecting a decrease in investments as a result of the utilization of funds for operations and debt service. Interest expense was $22,361,000 and $18,210,000 in the 1999 and 1998 periods, respectively, reflecting an increase principally due to an increase in Teligent's amortization of debt discount and credit facility fees.

         Minority interest expense was $381,000 in the 1999 period, compared to income of $34,669,000 in the second quarter of 1998. Since Teligent's accumulated losses through the end of the first quarter of 1999 exceeded its capital, minority interests for the three months ended June 30, 1999 do not include an additional $72,414,000 of the Teligent loss for the period attributable to Teligent's outside ownership interests. As a result, the Company must recognize 100% of any additional losses incurred in excess of Teligent's capital.

         The Company recognized an income tax benefit (net of foreign tax expense of Grupo) at an effective rate of approximately 3% and 9% in the 1999 and 1998 periods, respectively. The principal differences between the effective tax rate and the statutory rate in 1999 are the accounting for minority interests and valuation allowances recorded by Teligent which files separate tax returns. For 1998, the principal difference was the valuation allowances recorded by Teligent.

         The Company's net loss was $127,851,000 for the three months ended June 30, 1999, compared to a net loss of $29,829,000 for the three months ended June 30, 1998. The higher loss in the 1999 period resulted primarily from increased operating and administrative costs from the growth of Teligent, and an increase in the portion of Teligent's loss recognized by the Company as a result of Teligent's negative equity position.

Operating Results for the Six Months Ended June 30, 1999, Compared to the Six
  Months Ended June 30, 1998

         Revenues increased $10,514,000, or 69% in the 1999 period compared to the 1998 period. The increase is primarily attributable to Teligent, which launched commercial service in October 1998 and has expanded to provide service in 29 of the largest U.S. markets currently. Growth in Grupo's subscriber base has also led to a 28% increase in revenues in the Company's Mexican cellular communications segment in the 1999 period as compared to the same period of 1998. Radio broadcasting revenues also increase by 53% in 1999 as compared to 1998 as a result of format changes which have enhanced performance. Cost of sales and services increased $55,617,000, principally due to higher operating costs incurred by Teligent in connection with the expansion of its service offerings.

         Direct research and development expenses increased by $350,000 in the 1999 period as compared to the same period of 1998 due to further development of the TruePosition wireless location technology. Sales, general and administrative expenses were $119,139,000 and $58,777,000 in the 1999 and 1998 periods, respectively. The increase of $60,362,000 was principally the result of expenditures relating to the growth of Teligent's operations. Stock-based compensation expense decreased from $15,053,000 in the 1998 period to $13,119,000 in the 1999 period, primarily due to a one-time charge of $1,500,000 in the 1998 period. Depreciation and amortization expense increased from $6,167,000 in the six months ended June 30, 1998, to $20,619,000 in the same period of 1999, principally due to the increase in Teligent's property and equipment.

         Pretax gains of $580,000 and $1,162,000 were recognized in the six months ended June 30, 1999 and 1998, respectively, from the sale of certain marketable securities. Interest and dividend income was $18,791,000 and $19,014,000 in the 1999 and 1998 periods, respectively. The change between periods is principally the result of $8,676,000 in AT&T dividends recorded in 1999, offset by a decrease in Teligent's investment earnings in the 1999 period as compared to 1998, reflecting a decrease in investments as a result of the utilization of funds for operations and debt service. Interest expense was $44,431,000 and $32,163,000 in the 1999 and 1998 periods, respectively, reflecting an increase due to an increase in the level of outstanding borrowings and an increase in Teligent's amortization of debt discount and issue costs.

         Minority interests were $22,530,000 in the 1999 period, compared to $57,304,000 in 1998. Since Teligent's accumulated losses through the end of the first quarter of 1999 exceeded its capital, minority interests for the six months ended June 30, 1999 do not include an additional $113,778,000 of the Teligent loss for the 1999 period attributable to Teligent's outside ownership interests. As a result, the Company must recognize 100% of any additional losses incurred in excess of Teligent's capital.

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

         The Company's net loss was $215,213,000 for six months ended June 30, 1999, compared to a net loss of $50,013,000 for the six months ended June 30, 1998. The higher loss in the 1999 period resulted primarily from increased operating and administrative costs from the growth of Teligent, and an increase in the portion of Teligent's loss recognized by the Company as a result of Teligent's negative equity position.

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

         Teligent has made substantial progress identifying potential problem areas within its products and services, suppliers, and facilities and equipment, and they are assessing and addressing these problem areas, including the development of contingency plans. Teligent believes that its "mission-critical" operations, those that are vital to the provision of voice, video and data switching, processing and transport services to its customers, are Year 2000 ready, although they are dependent on outside service and telecommunications providers. Given the continued growth and complexity of Teligent's network, efforts will continue, including additional testing, monitoring, and planning. Although actual costs have not yet been determined, Teligent believes that the cost to bring its systems into compliance with the Year 2000 will be less than $5 million.

         Further information on Teligent's Year 2000 readiness can be found in Teligent's current periodic filings with the SEC and on its web site (www.teligent.com).

       TruePosition

         TruePosition has completed its assessment of the Year 2000 issue and believes that its wireless location system will be Year 2000 compliant with the purchase of certain software upgrades which are currently available without significant cost. Full compliance is expected to be achieved and tested by the end of 1999. Certain components of the system are manufactured by third parties and Year 2000 compliance is currently dependent on the representations made by and performance of those third parties.

       Grupo

         Grupo has assessed the risks associated with the Year 2000 issue on its operating and financial accounting systems, its fixed assets, its inventories, and its customer and supplier relationships. Grupo is currently negotiating with equipment vendors to replace certain of the analog switching equipment with new digital switching equipment which is needed for additional capacity which will be year 2000 compliant. Additionally, Grupo is negotiating with the primary equipment vendor to perform necessary modifications to the remaining analog equipment. The cost of modifications to the analog equipment, and other business systems of Grupo is not expected to be material to the Company's financial position. In the event that Grupo's efforts to be Year 2000 complaint are not successful, the operations of Grupo would be significantly affected.

       AT&T

         The Company's investment in AT&T (including Liberty Media Group) accounts for a significant portion of its assets. A significant decline in the value of the AT&T investment resulting from any adverse effects of the Year 2000 problem could have a significant impact on the Company's financial condition. AT&T has indicated that as of June 30, 1999,its network services, excluding recent acquisitions, is Year 2000 compliant. Further testing and contingency planning is on-going. The Year 2000 status of the systems recently acquired by AT&T are still being assessed and addressed. Complete information on the Year 2000 efforts of AT&T can be found in its recent periodic filings made with the SEC and on its web site (www.att.com/year2000).

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

         The Company is exposed to market risk, the risk of changes in the values of its assets and liabilities which are impacted by fluctuations in interest rates, foreign exchange rates, and equity prices. The Company's marketable equity securities, described in Note 4 to the financial statements included elsewhere herein, are carried at fair value of $2,165,554,000 as of June 30, 1999 and are subject to fluctuations in the market prices of the securities held. The estimated potential loss in the fair value resulting from a hypothetical 10% decline in equity prices is approximately $216,555,000. The Company's market risk as of June 30, 1999 associated with its exposures to the Mexican peso foreign exchange rate and interest rates applicable to its borrowings have not changed significantly from those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

PART II--OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits. The following exhibits are filed as part of this Form
                       10-Q:

                  Exhibit
                  Number                    Description

                    2.1 Agreement and Plan of Merger, dated as of May 28, 1999, among AT&T Corp., A-Group Merger Corp., Liberty Media Corporation, and The Associated Group, Inc., filed as Exhibit 2.1 to Current Report on Form 8-K filed on June 2, 1999 and incorporated herein by reference.

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

                    4.3 First Amendment to Rights Agreement, dated as of March 17, 1999, between the Company and ChaseMellon Shareholder Services, L.L.C. (successor to Mellon Bank, N.A.), filed as Exhibit 4.3 to Registration Statement on Form 10/A dated March 25, 1999 and incorporated herein by reference.

                    4.4 Second Amendment to Rights Agreement, dated as of May 28, 1999, between the Company and ChaseMellon Shareholder Services, L.L.C, filed as Exhibit 4.1 to Current Report on Form 8-K filed on June 2, 1999 and incorporated herein by reference.

                   27 Article 5 Financial Data Schedule for Quarterly Report on Form 10-Q for the six months ended June 30, 1999 (filed only electronically with the Securities and Exchange Commission).

         (b) Reports on Form 8-K. The Company filed one report on Form 8-K during the three months ended June 30, 1999.

Form 8-K dated May 28, 1999 was filed pursuant to Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Statements and Exhibits)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 THE ASSOCIATED GROUP, INC.
                                        (Registrant)

Date:  August 11, 1999                 By:  /s/ Myles P. Berkman
                                            --------------------
                                              Myles P. Berkman
                                 Chairman, President, Chief Executive Officer
                                                 and Treasurer
                                 (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


                                                                                              Page Where
                                                                                               Found or
   Exhibit                                                                                   Incorporated
   Number                                                                                    by Reference
  ------------                                                                             -----------------
    2.1       Agreement and Plan of Merger, dated as of May 28, 1999, among AT&T Corp.,           *
              A-Group Merger Corp., Liberty Media Corporation, and The Associated Group,
              Inc., filed as Exhibit 2.1 to Current Report on Form 8-K filed on June 2,
              1999 and incorporated herein by reference.

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

    4.3       First Amendment to Rights Agreement, dated as of March 17, 1999, between            *
              the Company and ChaseMellon Shareholder Services, L.L.C. (successor to
              Mellon Bank, N.A.), filed as Exhibit 4.3 to Registration Statement on Form
              10/A dated March 25, 1999 and incorporated herein by reference.

    4.4       Second Amendment to Rights Agreement, dated as of May 28, 1999,                     *
              between the Company and ChaseMellon Shareholder Services, L.L.C,
              filed as Exhibit 4.1 to Current Report on Form 8-K filed on June
              2, 1999 and incorporated herein by reference.

   27         Article 5 Financial Data Schedule for Quarterly Report on Form                     **
              10-Q for the six months ended June 30, 1999 (filed only
              electronically with the Securities and Exchange Commission).


------------------
 * Previously filed and incorporated herein by reference
** Filed only electronically with the Securities and Exchange Commission