Form 10-Q
period 1999-09-30
ASSOCIATED GROUP INC
filed 1999-11-15
CIK 931183

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

--------------------------------------------------------------------------------



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    --------------

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

         The number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 1999:

                    Common Stock, Class A                 18,765,924
                    Common Stock, Class B                 19,805,259

PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

                  THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)

                                                                             September 30,           December 31,
                                                                                  1999                   1998
                                                                         --------------------------------------------
                                                                              (Unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                                             $        229,727       $         418,246
   Accounts receivable, less allowance for doubtful accounts
     (September 30, 1999--$4,110; December 31, 1998--$2,143)                       17,885                   5,526
   Receivable from related parties                                                  3,312                   2,368
   Restricted cash and investments                                                 38,200                  32,183
   Deferred income taxes                                                            1,136                   1,136
   Other current assets                                                            13,201                   6,124
                                                                         --------------------   ---------------------
                 Total current assets                                             303,461                 465,583

Property and equipment, net of accumulated depreciation and
   amortization (September 30, 1999--$79,616; December 31,                        318,786                 207,075
   1998--$49,720)
Marketable equity securities, at fair value (cost of $6,744
   at September 30, 1999 and $6,958 at December 31, 1998)                       1,950,678               1,605,368
Notes receivable from related parties                                              22,039                  23,820
Restricted investments                                                             16,754                  33,117
Other noncurrent assets                                                           107,527                  96,389
                                                                         --------------------   ---------------------

Total assets                                                             $      2,719,245       $       2,431,352
                                                                         ====================   =====================






See notes to consolidated financial statements

                  THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - Continued

                             (Dollars in thousands)

                                                                         September 30,           December 31,
                                                                              1999                   1998
                                                                     -------------------------------------------
                                                                          (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                  $        153,588       $         138,015
   Employee compensation                                                       26,217                  14,837
   Short-term obligations                                                     176,318                 151,186
   Current portion of long-term debt                                            2,082                   2,082
   Other current liabilities                                                   23,073                   8,976
                                                                     --------------------      -----------------
                 Total current liabilities                                    381,278                 315,096

Deferred compensation                                                           4,317                   3,484
Long-term debt, excluding current portion                                     803,239                 580,220
Deferred income taxes                                                         611,827                 508,227
Minority interests                                                             12,219                  29,957

Commitments and contingencies                                                      -                       -

Stockholders' equity:
   Preferred stock, par value $.01 per share;
     authorized 5,000,000 shares; none issued                                      -                       -
   Class A Common Stock, par value $.10 per share;
     authorized 100,000,000 shares; 18,765,924 issued
     and outstanding in 1999 and 1998                                           1,876                   1,876
   Class B Common Stock, par value $.10 per share;
     authorized 50,000,000 shares; 19,804,459 and 19,387,564
     issued and outstanding in 1999 and 1998                                    1,980                   1,939
   Additional paid-in capital                                                 201,042                 152,482
   Accumulated deficit                                                       (562,091)               (200,896)
   Accumulated other comprehensive income                                   1,263,558               1,038,967
                                                                     --------------------   --------------------
                 Total stockholders' equity                                   906,365                 994,368
                                                                     --------------------   --------------------

Total liabilities and stockholders' equity                           $      2,719,245       $       2,431,352
                                                                     ====================   ====================

See notes to consolidated financial statements

                  THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
           (Amounts in thousands, except share and per share amounts)

                                                        Three Months Ended September 30,       Nine months Ended September 30,
                                                              1999              1998                1999              1998
                                                      -----------------------------------    ------------------------------------

Revenues                                                $      22,919     $       8,037      $       48,760    $      23,364

Costs and expenses:
   Cost of sales and services                                  63,642            29,270             151,702           61,713
   Sales, general and administrative expenses                  68,388            46,017             191,454          108,371
   Stock-based compensation expense                             6,470             6,721              19,589           21,774
   Depreciation and amortization expense                       14,120             4,636              34,739           10,803
                                                      -----------------  ----------------    ----------------  ------------------
                                                              152,620            86,644             397,484          202,661
                                                      -----------------  ----------------    ----------------  ------------------
Operating loss                                               (129,701)          (78,607)           (348,724)        (179,297)

Other income (expense):

   Gain on sale of marketable equity securities                     -                 -                 580            1,162
   Interest and dividend income                                 8,980             9,493              27,771           28,507
   Interest expense                                           (26,943)          (21,681)            (71,374)         (53,844)
   Minority interests                                            (432)           46,348              22,098          103,652
                                                      -----------------  ----------------    ----------------  ------------------
                                                              (18,395)           34,160             (20,925)          79,477
                                                      -----------------  ----------------    ----------------  ------------------
Loss before income taxes                                     (148,096)          (44,447)           (369,649)         (99,820)

Income tax benefit                                              2,114             3,882               8,454            9,242
                                                      -----------------  ----------------    ----------------  ------------------

Net loss                                                $    (145,982)    $     (40,565)      $    (361,195)   $     (90,578)
                                                      =================  ================    ================  ==================

Net loss per common share                               $       (3.79)    $       (1.06)      $       (9.43)   $       (2.38)
                                                      =================  ================    ================  ==================

Weighted average common shares outstanding                   38,538,583      38,104,027          38,318,234         37,986,194


See notes to consolidated financial statements

                  THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)

                                                                              Nine months Ended September 30,
                                                                            1999                          1998
                                                                     -----------------------------------------------
Cash Flows From Operating Activities
   Net loss                                                           $     (361,195)               $      (90,578)
   Adjustments to reconcile net loss to net cash
    used in operating activities:

     Depreciation and amortization                                            34,739                        10,803
     Amortization of debt discount and issue costs                            27,196                        17,657
     Provision for losses on accounts receivable                               2,095                           829
     Gain on sale of investments                                                (580)                       (1,162)
     Stock-based compensation                                                 19,589                        20,274
     Minority interests                                                      (22,098)                     (103,652)
     Provision for deferred income taxes                                      (8,770)                       (9,572)
     Other                                                                     3,674                         4,235
     Change in assets and liabilities, net of acquisitions:
       Accounts receivable                                                   (12,750)                       (2,820)
       Other current assets                                                   (8,545)                          190
       Accounts payable (excluding capital assets)                           (25,045)                       21,744
       Employee compensation                                                  11,380                        12,200
       Other current liabilities                                              12,879                         9,129
       Deferred compensation                                                     833                           770
                                                                     -----------------             -----------------
Net Cash Used In Operating Activities                                       (326,598)                     (109,953)

Cash Flows From Investing Activities
   Purchases of property and equipment                                      (103,331)                      (71,256)
   Proceeds from sale of investments                                             794                         1,930
   Restricted cash and investments                                            10,347                        13,481
   Cash paid for acquisitions, net of cash acquired                           (2,498)                            -
   Increase in receivable from related parties                                  (629)                       (1,955)
   Other investing activities, net                                              (438)                         (613)
                                                                     -----------------             -----------------
Net Cash Used In Investing Activities                                        (95,755)                      (58,413)

Cash Flows From Financing Activities
   Proceeds from short-term obligations, net                                  25,132                        30,999
   Proceeds from long-term debt                                              200,000                       250,703
   Repayment of long-term debt                                                (1,211)                       (1,213)
   Payment of debt issue costs                                                  (689)                      (27,539)
   Proceeds from exercise of stock options                                    10,602                         1,030
                                                                     -----------------             -----------------
Net Cash Provided By Financing Activities                                    233,834                       253,980
                                                                     -----------------             -----------------

Net (Decrease) Increase In Cash And Cash Equivalents                        (188,519)                       85,614
Cash And Cash Equivalents At Beginning Of Period                             418,246                       426,596
                                                                     -----------------             -----------------
Cash And Cash Equivalents At End Of Period                            $      229,727                $      512,210
                                                                     =================             =================

See notes to consolidated financial statements

THE ASSOCIATED GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 (Dollars in thousands)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of The Associated Group, Inc. ("Associated") and Subsidiaries (the "Company," as used herein, includes all consolidated subsidiaries, unless the context otherwise indicates) have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Certain amounts in the financial statements for the 1998 periods have been reclassified to conform to the financial statement presentation for the current period. These reclassifications have no effect on the net losses.

Consolidated subsidiaries include Teligent, Inc. ("Teligent"), a company founded in 1996, which offers full service, facilities-based local and long distance telecommunications, high-speed data and dedicated Internet services to small- and medium-sized businesses over its Smartwave(TM) local networks; and Grupo Portatel, S.A. de C.V. and subsidiaries ("Grupo"), a cellular telephone service provider in southeastern Mexico.

2.   MERGER AGREEMENT

On June 1, 1999, the Company announced that it had signed a definitive merger agreement with AT&T Corp. and Liberty Media Corporation pursuant to which AT&T will acquire the business of the Company in an all-stock transaction, and the Company will become part of AT&T's Liberty Media Group (see Note 5). The transaction is subject to the approval of the Company's stockholders at a special meeting of stockholders to be held on December 9, 1999 and various governmental authorities, and is expected to be completed in the first quarter of 2000.

3.   ACQUISITIONS

During the third quarter of 1999, Teligent acquired two communications companies which were accounted for as purchases. Consideration for these acquisitions included 230,627 shares of Teligent common stock valued at $13.2 million, cash payments of $2.6 million, and earnout provisions which could result in the issuance of up to an additional 285,562 shares of Teligent common stock over the next three years. The majority of the purchase price will be assigned to goodwill and amortized over 5 years. Proforma information has not been presented because these acquisitions were not material to the Company's financial position or results of operations.

4.   NEW ACCOUNTING PRONOUNCEMENTS

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

5.   MARKETABLE EQUITY SECURITIES

The cost and market value of marketable equity securities classified as available for sale at September 30, 1999, are as follows:

       Name of Issuer and                                     Number of
       Title of Each Issue                                     Shares              Cost             Market Value
---------------------------------------------------------- ---------------- -------------------- --------------------

AT&T Corp.:
     AT&T Common Stock                                         19,719,274           $3,748           $   857,788
     Liberty Media Group Class A Common Stock                  23,368,954            2,285               871,954
     Liberty Media Group Class B Common Stock                   5,303,888              273               210,830

Others                                                            Various              438                10,106
                                                                            -------------------- --------------------
                                                                                    $6,744            $1,950,678
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

Shares owned by the Company as of September 30, 1999 reflect a three-for-two stock split of AT&T common stock paid April 15, 1999, and a two-for-one stock split of the Liberty Media Group Class A and Class B Common Stock paid June 11, 1999, each effected in the form of a stock dividend.

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

6.   LONG-TERM DEBT

The Company's long-term debt, excluding current portion, consists of the following:

                                                                    September 30,           December 31,
                                                                         1999                   1998
                                                                   -----------------       ----------------

   Teligent 11.5% Senior Notes due 2007                                 $300,000                $300,000
   Teligent 11.5% Senior Discount Notes due 2008                         300,287                 276,058
   Teligent Credit Facility                                              200,000                       -
   Grupo loans                                                             2,952                   4,162
                                                                   -----------------       ----------------
                                                                        $803,239                $580,220
                                                                   =================       ================

Borrowings under the Teligent credit facility incur interest based on a floating rate tied to the prevailing London Interbank Offered Rate ("LIBOR") or an alternative base rate, which adjusts based on the attainment of certain key revenue and leverage benchmarks for Teligent.

7.   MINORITY INTEREST

The minority interest liability and related income reflect the outside ownership of consolidated subsidiaries, including Teligent. However, because Teligent's stockholders' equity became a deficit during the first quarter of 1999, the Company did not record $204,107 of minority interest income for the nine months ended September 30, 1999 that would have otherwise been recorded if Teligent's stockholders' equity was not a deficit. If such minority interests had been recognized, the Company's losses would have been $(55,653), or $(1.44) per share, and $(157,088), or $(4.10) per share for the three and nine months ended September 30, 1999, respectively.

8.   CAPITAL STOCK AND PER SHARE DATA

During the nine months ended September 30, 1999, shares outstanding of the Company's Class B Common Stock increased by 416,895 shares as a result of stock option exercises.

Loss per common share data is presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, and is calculated using the weighted average number of common shares outstanding. Fully diluted net loss per share including stock options is not presented since the effect of including the stock options would be antidilutive.

9.   COMPREHENSIVE INCOME

The Company's total comprehensive loss was $(136,604) for the nine months ended September 30, 1999. For the nine months ended September 30, 1998, total comprehensive income was $149,047. Other comprehensive income represents unrealized gains on the Company's marketable equity securities. Total unrealized gains are reflected in stockholders' equity as accumulated other comprehensive income, net of related deferred taxes of $680,377 and $755,584, as of September 30, 1999 and December 31, 1998, respectively.

10.  INCOME TAXES

The Company's financial statements reflect the income tax effects of the consolidated income tax return of Associated as well as the separate income tax returns of Grupo and Teligent. Teligent has recorded a valuation allowance to offset the income tax benefit generated in the respective nine-month periods ended September 30, 1999 and 1998, resulting in a reduction in the Company's consolidated effective tax rate as compared to the statutory rate.

11.  FOREIGN CURRENCY TRANSLATION

The financial statements of Grupo are translated from Mexican pesos to U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." Since its inception in 1990, Grupo has used the U.S. dollar as its functional currency, based upon its economic dependence on its U.S. shareholders, U.S. dollar denominated debt obligations, the level of U.S. suppliers, as well as the inflationary environment in Mexico. As of January 1, 1999, Mexico is no longer considered to be a "hyper-inflationary" economy under SFAS No. 52, however, Grupo will continue to use the U.S. dollar as its functional currency due to the significance of the other factors noted.

12.  OPERATING SEGMENT INFORMATION

                                                  Three months ended              Nine months ended
                                                    September 30,                   September 30,
                                                1999             1998           1999            1998
                                           ---------------- --------------- ------------- -----------------
Revenues:
  Mexican cellular communications               $10,882           $6,789       $27,887        $20,106
  Fixed microwave communications                 10,321              239        15,805            480
  Radio broadcasting                              1,300              952         3,444          2,356
  All other                                         416               57         1,624            422
                                           ---------------- --------------- ------------- -----------------
                                                $22,919           $8,037       $48,760        $23,364
                                           ================ =============== ============= =================

Operating profit (loss):

  Mexican cellular communications          $        828     $        (95)     $  1,645   $        (18)
  Fixed microwave communications               (123,925)         (67,326)     (325,057)      (153,431)
  Radio broadcasting                                200               (1)           (9)          (566)
  All other                                      (6,804)         (11,185)      (25,303)       (25,282)
                                           ---------------- --------------- ------------- -----------------
                                              $(129,701)        $(78,607)    $(348,724)     $(179,297)
                                           ================ =============== ============= =================

The operating loss for fixed microwave communications includes noncash stock-based compensation expense of $6,470 and $6,721 for the three months ended September 30, 1999 and 1998, respectively, and $19,589 and $20,274 for the nine months ended September 30, 1999 and 1998, respectively.

                                                                September 30,     December 31,
                                                                     1999              1998
                                                               ----------------- -----------------
Segment assets:
  Mexican cellular communications                                $     43,132      $     38,260
  Fixed microwave communications                                      689,342           761,200
  Radio broadcasting                                                    3,171             3,217
  All other                                                         1,983,600         1,628,675
                                                               ----------------- -----------------
                                                                   $2,719,245        $2,431,352
                                                               ================= =================

Assets other than those of reportable segments includes assets of segments below the quantitative thresholds, intercompany eliminations, and corporate assets, primarily marketable equity securities of $1,950,678 and $1,605,368 in 1999 and 1998, respectively.

13.      SUBSEQUENT EVENTS

Teligent entered into a stock purchase agreement, dated November 4, 1999, to issue 500,000 shares of convertible preferred stock to certain investors, including Microsoft Corporation and Hicks, Muse, Tate & Furst Incorporated, for gross proceeds of $500 million. The preferred stock is convertible into common stock, is callable by Teligent after 5 years, and is subject to mandatory redemption in 2014 at $57.50 per share if still outstanding. The preferred stock has an annual dividend rate of 7.75%, payable quarterly in additional preferred stock for the initial 5 years outstanding, and in either cash or additional preferred stock, at the option of Teligent, thereafter. Closing under the stock purchase agreement is subject certain closing conditions, and is expected to occur in the fourth quarter of 1999.

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

         As of November 10, 1999, based on (a) the market value of the AT&T common stock and Liberty Media Group common stock pledged in the aggregate and
(b) aggregate outstanding short-term obligations under the credit facilities described above of approximately $178.6 million, the Company's unused borrowing capacity was approximately $217.4 million. A significant portion of the Company's assets are liquid, and can be pledged as security for added borrowing capacity. Given the market value on November 10, 1999 of the remaining shares of the Company's marketable equity securities portfolio that can be pledged as additional security, the Company estimates that it could secure approximately $697.6 million of additional borrowings on similar terms as existing margin facilities. The Company's ability to meet cash needs in the near term for future development depends in large part on the value of the marketable equity securities. The Company periodically evaluates its financial position and alternative financing arrangements.

         Teligent launched full commercial service in the fourth quarter of 1998, and currently provides service in 34 of the nation's largest markets. Teligent has incurred significant losses and negative operating cash flow to date, which are expected to continue until it develops a customer base that will generate sufficient revenues to fund operating expenses. In 1999 and 1998, Teligent's cash requirements have been met through its equity and debt offerings which were completed in the second half of 1997 and first quarter of 1998, and a credit facility providing up to $800 million, of which $200 million has been borrowed as of September 30, 1999. In addition, Teligent has entered into a stock purchase agreement dated November 4, 1999, pursuant to which it expects to issue 500,000 shares of convertible preferred stock to certain investors, including Microsoft Corporation and Hicks, Muse, Tate & Furst Incorporated, for gross proceeds of $500 million. The preferred stock is convertible into common stock, is callable by Teligent after 5 years, and is subject to mandatory redemption in 2014 at $57.50 per share if still outstanding. Teligent has also filed a Universal Shelf Registration Statement ("Registration Statement"), with the SEC to raise up to $1 billion by offering securities that may be comprised of a combination of common stock, preferred stock, debt securities or depositary shares. The Registration Statement, which was declared effective on July 22, 1999, permits Teligent to periodically offer such securities in amounts, prices, and terms to be determined when the securities are issued. After initiating service in most of its markets, Teligent expects to have positive operating margins over time by increasing the number of customers and selling additional services without significantly increasing related capital expenditures and operating costs.

Historical Cash Flows

         Net cash used in operating activities was $326,598,000 and $109,953,000 for the nine months ended September 30, 1999 and 1998, respectively. The Company's operating cash needs increased in the 1999 period primarily for operating expenses of Teligent which launched full commercial service in October 1998 and continues to expand its service offerings to new markets. Net cash used in investing activities was $95,755,000 and $58,413,000 in the nine months ended September 30, 1999 and 1998, respectively. The change between periods was primarily due to approximately $32 million of additional property and equipment purchases in the 1999 period as compared to the 1998 period, primarily for the build-out of Teligent's network. Net cash provided by financing activities in the 1999 and 1998 periods was $233,834,000 and $253,980,000, respectively. The 1999 period includes $200,000,000 borrowed by Teligent under a credit facility, and the 1998 period includes $243,145,000 of net proceeds from Teligent's 11.5% Senior Discount Notes issued in February 1998. Proceeds from these borrowings are being used to fund the operating and capital requirements of Teligent.

OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO
  THE THREE MONTHS ENDED SEPTEMBER 30, 1998

         Revenues increased $14,882,000 in the 1999 period compared to the 1998 period. The increase is primarily attributable to Teligent, which launched commercial service in October 1998 and has expanded to provide service in 34 of the largest U.S. markets currently. Growth in Grupo's subscriber base has also led to a 60% increase in revenues in the Company's Mexican cellular communications segment in the 1999 period as compared to the same period of 1998. Radio broadcasting revenues also increase by 37% in 1999 as compared to 1998 as a result of format changes which have enhanced performance. Cost of sales and services increased $34,372,000, principally due to higher operating costs incurred by Teligent in connection with the expansion of its service offerings.

         Sales, general and administrative expenses were $68,388,000 and $46,017,000 in the 1999 and 1998 periods, respectively. The increase of $22,371,000 was principally the result of expenditures relating to the growth of Teligent's operations. Depreciation and amortization expense increased from $4,636,000 in the three months ended September 30, 1998, to $14,120,000 in the same period of 1999, principally due to the increase in Teligent's property and equipment.

         Interest and dividend income was $8,980,000 and $9,493,000 in the 1999 and 1998 periods, respectively. The change between periods is principally the result of a $4,338,000 dividend from AT&T recorded in September 1999, offset by a decrease in Teligent's investment earnings in the 1999 period as compared to 1998, as a result of the utilization of funds for operations and debt service. Interest expense was $26,943,000 and $21,681,000 in the 1999 and 1998 periods, respectively, reflecting an increase principally due to an increase in Teligent's borrowing level and amortization of debt discount and credit facility fees.

         Minority interest expense was $432,000 in the 1999 period, compared to income of $46,348,000 in the 1998 period. Since Teligent's accumulated losses through the end of the first quarter of 1999 exceeded its capital, minority interests for the three months ended September 30, 1999 do not reflect an income effect of $90,329,000 representing Teligent's loss for the period attributable to Teligent's outside ownership interests. For financial reporting purposes, the Company must recognize 100% of any additional losses incurred in excess of Teligent's capital.

         The Company recognized an income tax benefit (net of foreign tax expense of Grupo) at an effective rate of approximately 1.4% and 8.7% in the 1999 and 1998 periods, respectively. The principal differences between the effective tax rate and the statutory rate in 1999 are the accounting for minority interests and valuation allowances recorded by Teligent which files separate tax returns. For 1998, the principal difference was the valuation allowances recorded by Teligent.

         The Company's net loss was $145,982,000 for the three months ended September 30, 1999, compared to a net loss of $40,565,000 for the three months ended September 30, 1998. The higher loss in the 1999 period resulted primarily from increased operating and administrative costs from the growth of Teligent, and an increase in the portion of Teligent's loss recognized by the Company as a result of Teligent's negative equity position.

OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

         Revenues increased $25,396,000 in the 1999 period compared to the 1998 period. The increase is primarily attributable to Teligent, which launched commercial service in October 1998 and has expanded to provide service in 34 of the largest U.S. markets currently. Growth in Grupo's subscriber base has also led to a 39% increase in revenues in the Company's Mexican cellular communications segment in the 1999 period as compared to the same period of 1998. Radio broadcasting revenues also increased by 46% in 1999 as compared to 1998 as a result of format changes which have enhanced performance. Cost of sales and services increased $89,989,000, principally due to higher operating costs incurred by Teligent in connection with the expansion of its service offerings.

         Sales, general and administrative expenses were $191,454,000 and $108,371,000 in the 1999 and 1998 periods, respectively. The increase of $83,083,000 was principally the result of expenditures relating to the growth of Teligent's operations. Stock-based compensation expense decreased from $21,774,000 in the 1998 period to $19,589,000 in the 1999 period, primarily due to a one-time charge of $1,500,000 in the 1998 period. Depreciation and amortization expense increased from $10,803,000 in the nine months ended September 30, 1998, to $34,739,000 in the same period of 1999, principally due to the increase in Teligent's property and equipment.

         Pretax gains of $580,000 and $1,162,000 were recognized in the nine months ended September 30, 1999 and 1998, respectively, from the sale of certain marketable securities. Interest and dividend income was $27,771,000 and $28,507,000 in the 1999 and 1998 periods, respectively. The change between periods is principally the result of $13,015,000 in AT&T dividends recorded in 1999, offset by a decrease in Teligent's investment earnings in the 1999 period as compared to 1998, reflecting a decrease in investments as a result of the utilization of funds for operations and debt service. Interest expense was $71,374,000 and $53,844,000 in the 1999 and 1998 periods, respectively, reflecting an increase due to an increase in the level of outstanding borrowings and an increase in Teligent's amortization of debt discount and issue costs.

         Minority interests were $22,098,000 in the 1999 period, compared to $103,652,000 in 1998. Since Teligent's accumulated losses through the end of the first quarter of 1999 exceeded its capital, minority interests for the nine months ended September 30, 1999 do not reflect an income effect of $204,107,000 representing Teligent's loss for the period attributable to Teligent's outside ownership interests. For financial reporting purposes, the Company must recognize 100% of any additional losses incurred in excess of Teligent's capital.

         The Company recognized an income tax benefit (net of foreign tax expense of Grupo) at an effective rate of approximately 2.3% and 9.3% in the 1999 and 1998 periods, respectively. The principal differences between the effective tax rate and the statutory rate in 1999 are the accounting for minority interests and valuation allowances recorded by Teligent which files separate tax returns. For 1998, the principal difference was the valuation allowances recorded by Teligent.

         The Company's net loss was $361,195,000 for nine months ended September 30, 1999, compared to a net loss of $90,578,000 for the nine months ended September 30, 1998. The higher loss in the 1999 period resulted primarily from increased operating and administrative costs from the growth of Teligent, and an increase in the portion of Teligent's loss recognized by the Company as a result of Teligent's negative equity position.

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

Grupo

         Grupo has assessed the risks associated with the Year 2000 issue on its operating and financial accounting systems, its fixed assets, its inventories, and its customer and supplier relationships. Grupo has replaced or made necessary modifications to the majority of its operating network in order to ensure that the equipment is Year 2000 compatible. Any additional modifications required are expected to be completed by the end of 1999. Grupo believes that all other critical systems of the company are Year 2000 compliant. The cost of modifications to its network, and other business systems of Grupo is not expected to be material to the Company's financial position.

AT&T

         The Company's investment in AT&T (including Liberty Media Group) accounts for a significant portion of its assets. A significant decline in the value of the AT&T investment resulting from any adverse effects of the Year 2000 problem could have a significant impact on the Company's financial condition. AT&T has indicated that as of September 30, 1999, its network services, excluding recent acquisitions, is Year 2000 compliant. Further testing and contingency planning is on-going. The Year 2000 status of the systems recently acquired by AT&T are still being assessed and addressed. Complete information on the Year 2000 efforts of AT&T can be found in its recent periodic filings made with the SEC and on its web site (www.att.com/year2000).

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

         The Company is exposed to market risk, the risk of changes in the values of its assets and liabilities which are impacted by fluctuations in interest rates, foreign exchange rates, and equity prices. The Company's marketable equity securities, described in Note 5 to the financial statements included elsewhere herein, are carried at fair value of $1,950,678,000 as of September 30, 1999 and are subject to fluctuations in the market prices of the securities held. The estimated potential loss in the fair value resulting from a hypothetical 10% decline in equity prices is approximately $195,068,000. The Company's market risk as of September 30, 1999 associated with its exposures to the Mexican peso foreign exchange rate and interest rates applicable to its borrowings have not changed significantly from those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

                    2.2 Amended and Restated Agreement and Plan of Merger, dated October 28, 1999, among AT&T Corp., A-Group Merger Corp., Liberty Media Corporation, and The Associated Group, Inc., filed as Appendix A to the Company's Definitive Proxy Statement filed on October 29, 1999 and incorporated herein by reference.

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

                   27 Article 5 Financial Data Schedule for Quarterly Report on Form 10-Q for the nine months ended September 30, 1999 (filed only electronically with the Securities and Exchange Commission).

         (b) REPORTS ON FORM 8-K. The Company did not file any reports on Form 8-K during the three months ended September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           THE ASSOCIATED GROUP, INC.

                                                  (Registrant)

Date:  November 10, 1999                  By:  /s/ Myles P. Berkman
                                               --------------------
                                                Myles P. Berkman
                                  Chairman, President, Chief Executive Officer
                                                  and Treasurer
                                  (Principal Financial and Accounting Officer)

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

    2.2       Amended and Restated Agreement and Plan of Merger, dated October 28, 1999,          *
              among AT&T Corp., A-Group Merger Corp., Liberty Media Corporation, and The
              Associated Group, Inc., filed as Appendix A to the Company's Definitive
              Proxy Statement filed on October 29, 1999 and incorporated herein by reference.

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

   27         Article 5 Financial Data Schedule for Quarterly Report on Form                      **
              10-Q for the nine months ended September 30, 1999 (filed only electronically with the Securities and Exchange Commission).

------------------
* Previously filed and incorporated herein by reference
** Filed only electronically with the Securities and Exchange Commission